Form 10-Q
period 2026-10-03
LATTICE SEMICONDUCTOR CORP
filed 2026-11-03
CIK 855658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED OCTOBER 3, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM

TO ___________
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
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act). Yes  ☐  No  ☒

Number of shares of common stock outstanding as of October 29, 2026	142,225,691

LATTICE SEMICONDUCTOR CORPORATION
QUARTERLY REPORT ON FORM
10-Q

Note Regarding Forward-Looking Statements
This Quarterly Report on
Form 10-Q
contains forward-looking statements within the meaning of federal securities laws. These involve estimates, assumptions, risks, and uncertainties. Any statements about our expectations, beliefs, plans, objectives, assumptions, or future events or performance are not historical facts and may be forward-looking. We use words or phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “plan,” “possible,” “predict,” “projects,” “may,” “will,” “should,” “continue,” “ongoing,” “future,” “potential,” and similar words or phrases to identify forward-looking statements.
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
These forward-looking statements are based on estimates and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially from those statements expressed in the forward-looking statements. The key factors, among others, that could cause our actual results to differ materially from the forward-looking statements include: global economic conditions and semiconductor industry cyclicality; customer and distributor purchasing patterns, inventory levels and order timing; pricing and inflationary pressures; competition, including customers’ internal development efforts and open-source or other alternative firmware and software solutions; international trade disputes, sanctions, tariffs, export controls and license requirements; our ability to successfully integrate AMI and realize the anticipated benefits of the AMI Acquisition; risks relating to our indebtedness, including our ability to service and reduce that debt, restrictions under our debt agreements and changes in interest rates; potential impairment of goodwill or acquired intangible assets; concentration of demand among a limited number of customers, distributors and end markets, including AI and data-center infrastructure, and the risk that anticipated demand does not materialize or is not sustained; our dependence on third-party foundry, assembly and test providers and our ability to obtain sufficient manufacturing and test capacity and supply; risks associated with long-term supply arrangements or minimum purchase or volume commitments; retention of key employees; cybersecurity incidents and risks relating to the security of our products and firmware; technological change and our ability to timely develop and introduce products, firmware and software; and other factors more fully described herein and that are otherwise described from time to time in our filings with the Securities and Exchange Commission (“SEC”), including, but not limited to, the items discussed in Part II, Item 1A, “Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q.
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Revenue	$291,035	$133,349	$663,011	$377,470
Cost of revenue:
Cost of product sold	87,928	42,822	200,940	120,464
Amortization of acquired intangible assets	6,987	—	6,987	—

Total cost of revenue	94,915	42,822	207,927	120,464

Gross margin	196,120	90,527	455,084	257,006
Operating expenses:
Research and development	80,319	49,633	195,386	134,550
Selling, general, and administrative	60,007	41,402	150,390	109,339
Amortization of acquired intangible assets	5,891	20	5,930	33
Acquisition related	25,881	—	30,310	—
Restructuring and other	54	1,006	679	2,938

Total operating expenses	172,152	92,061	382,695	246,860

Income from operations	23,968	(1,534)	72,389	10,146
Interest (expense) income, net	(9,640)	602	(8,459)	2,268
Other (expense) income, net	(520)	(22)	(5,639)	(305)

Income before income taxes	13,808	(954)	58,291	12,109
Income tax expense (benefit)	2,602	(3,748)	5,909	1,380

Net income	$11,206	$2,794	$52,382	$10,729

Net income per share:
Basic	$0.08	$0.02	$0.38	$0.08

Diluted	$0.08	$0.02	$0.37	$0.08

Shares used in per share calculations:
Basic	140,863	136,877	138,242	137,224

Diluted	143,772	138,103	141,318	138,069

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Net income	$11,206	$2,794	$52,382	$10,729
Other comprehensive income (loss), net of tax:
Translation adjustment	77	(515)	(702)	388
Net change in unrealized gains (losses) on cash flow hedges	99	—	(369)	—
Change in actuarial valuation of defined benefit pension	(33)	—	(25)	(19)

Comprehensive income	$11,349	$2,279	$51,286	$11,098

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)

(In thousands, except share and par value data)	October 3, 2026	January 3, 2026
ASSETS
Current assets:
Cash and cash equivalents	$128,277	$133,886
Accounts receivable, net	162,629	102,277
Inventories, net	120,577	89,202
Prepaid expenses and other current assets	86,149	38,509

Total current assets	497,632	363,874
Property and equipment, less accumulated depreciation of $126,554 at October 3, 2026 and $123,654 at January 3, 2026	99,700	77,032
Operating lease right-of-use assets	55,551	39,459
Intangible assets, net	559,718	4,143
Goodwill	1,369,498	315,358
Deferred income taxes	4,758	62,675
Other long-term assets	22,708	20,579

Total assets	$2,609,565	$883,120

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$115,329	$56,518
Accrued liabilities	86,733	30,594
Accrued payroll obligations	56,635	30,561

Total current liabilities	258,697	117,673
Long-term debt	869,080	—
Long-term operating lease liabilities, net of current portion	48,857	36,127
Other long-term liabilities	15,698	15,266

Total liabilities	1,192,332	169,066

Contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized; 142,127,000 shares issued and outstanding as of October 3, 2026 and 136,771,000 shares issued and outstanding as of January 3, 2026	1,421	1,368
Additional paid-in capital	1,155,487	503,647
Retained earnings	264,564	212,182
Accumulated other comprehensive loss	(4,239)	(3,143)

Total stockholders’ equity	1,417,233	714,054

Total liabilities and stockholders’ equity	$2,609,565	$883,120

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
(In thousands)	October 3, 2026	September 27, 2025
Cash flows from operating activities:
Net income	$52,382	$10,729
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	43,682	26,567
Stock-based compensation expense	122,764	80,233
Amortization of right-of-use assets	5,808	5,240
Write-off unamortized debt issuance costs	5,277	—
Other non-cash adjustments	1,215	(989)
Changes in assets and liabilities, excluding impact of acquisition:
Accounts receivable, net	(12,024)	(14,432)
Inventories, net	(31,205)	12,694
Prepaid expenses and other assets	(10,250)	9,261
Accounts payable	52,186	10,886
Accrued liabilities	(8,121)	(26,270)
Accrued payroll obligations	20,362	8,822
Operating lease liabilities, current and long-term portions	(8,482)	(5,218)

Net cash provided by (used in) operating activities	233,594	117,523

Cash flows from investing activities:
Cash paid for business acquisition, net of cash acquired	(971,346)	—
Capital expenditures	(34,967)	(28,920)
Cash paid for software and intellectual property licenses	(35,148)	(12,213)
Cash paid for long-term investment	(1,200)	—

Net cash provided by (used in) investing activities	(1,042,661)	(41,133)

Cash flows from financing activities:
Restricted stock unit tax withholdings	(47,563)	(14,580)
Proceeds from issuance of common stock	3,163	5,149
Repurchase of common stock	(15,000)	(85,855)
Proceeds from long-term debt, net of issuance costs	912,731	—
Repayment of long-term debt	(50,000)	—

Net cash provided by (used in) financing activities	803,331	(95,286)

Effect of exchange rate change on cash	127	515

Net increase (decrease) in cash and cash equivalents	(5,609)	(18,381)
Beginning cash and cash equivalents	133,886	136,291

Ending cash and cash equivalents	$128,277	$117,910

Supplemental disclosure of cash flow information and non-cash investing and financing activities:
Interest paid	$379	—
Income taxes paid, net of refunds	$7,458	$5,294
Operating lease payments	$8,091	$5,971
Accrued purchases of intellectual property licenses	$15,000	—
Accrued purchases of plant and equipment	$4,982	$8,071
Operating lease right-of-use assets obtained in exchange for lease obligations	$3,638	$10,349
See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

The following summarizes the changes in total equity for the nine-month period ended October 3, 2026:

	Common Stock ($.01 par value)		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
(In thousands, except par value data)	Shares	Amount
Balances, January 3, 2026	136,771	$1,368	$503,647	$212,182	$(3,143)	$714,054

Components of comprehensive income, net of tax:
Net income for the nine months ended October 3, 2026	—	—	—	52,382	—	52,382
Other comprehensive income (loss)	—	—	—	—	(1,096)	(1,096)
Total comprehensive income						51,286
Common stock issued upon the acquisition of AMI	4,741	47	582,713	—	—	582,760
Employee equity incentive award stock issuance, net of tax withholding	781	8	(44,408)	—	—	(44,400)
Stock-based compensation expense	—	—	122,764	—	—	122,764
Prior year incentive compensation settled in equity	—	—	5,769	—	—	5,769
Repurchase of common stock	(166)	(2)	(14,998)	—	—	(15,000)

Balances, October 3, 2026	142,127	$1,421	$1,155,487	$264,564	$(4,239)	$1,417,233

The following summarizes the changes in total equity for the nine-month period ended September 27, 2025:

	Common Stock ($.01 par value)		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
(In thousands, except par value data)	Shares	Amount
Balances, December 28, 2024	137,704	$1,377	$504,299	$209,098	$(3,842)	$710,932

Components of comprehensive income, net of tax:
Net income for the nine months ended September 27, 2025	—	—	—	10,729	—	10,729
Other comprehensive income (loss)	—	—	—	—	369	369
Total comprehensive income						11,098
Employee equity incentive award stock issuance, net of tax withholding	594	6	(9,437)	—	—	(9,431)
Stock-based compensation expense	—	—	80,233	—	—	80,233
Repurchase of common stock	(1,546)	(15)	(86,417)	—	—	(86,432)

Balances, September 27, 2025	136,752	$1,368	$488,678	$219,827	$(3,473)	$706,400

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
(unaudited)

The following summarizes the changes in total equity for the three-month period ended October 3, 2026:

	Common Stock ($.01 par value)		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
(In thousands, except par value data)	Shares	Amount
Balances, July 4, 2026	137,187	$1,372	$537,179	$253,358	$(4,382)	$787,527

Components of comprehensive income, net of tax:
Net income for the three months ended October 3, 2026	—	—	—	11,206	—	11,206
Other comprehensive income (loss)	—	—	—	—	143	143

Total comprehensive income						11,349

Common stock issued upon the acquisition of AMI	4,741	47	582,713	—	—	582,760
Employee equity incentive award stock issuance, net of tax withholding	199	2	(14,697)	—	—	(14,695)
Stock-based compensation expense	—	—	50,292	—	—	50,292

Balances, October 3, 2026	142,127	$1,421	$1,155,487	$264,564	$(4,239)	$1,417,233

The following summarizes the changes in total equity for the three-month period ended September 27, 2025:

	Common Stock ($.01 par value)		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
(In thousands, except par value data)	Shares	Amount
Balances, June 28, 2025	136,664	$1,367	$471,606	$217,033	$(2,958)	$687,048

Components of comprehensive income, net of tax:
Net income for the three months ended September 27, 2025	—	—	—	2,794	—	2,794
Other comprehensive income (loss)	—	—	—	—	(515)	(515)

Total comprehensive income						2,279

Employee equity incentive award stock issuance, net of tax withholding	306	3	(3,705)	—	—	(3,702)
Stock-based compensation expense	—	—	35,774	—	—	35,774
Repurchase of common stock	(218)	(2)	(14,997)	—	—	(14,999)

Balances, September 27, 2025	136,752	$1,368	$488,678	$219,827	$(3,473)	$706,400

See Accompanying Notes to Unaudited Consolidated Financial Statements.

LATTICE SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 - Basis of Presentation and Significant Accounting Policies
Lattice Semiconductor Corporation and its subsidiaries (“Lattice,” the “Company,” “we,” “us,” or “our”) develop technologies that we monetize through differentiated programmable logic semiconductor products, silicon-enabling products, platform firmware and infrastructure manageability technology, system solutions, design services, and technology licenses.
On July 27, 2026, we completed our acquisition of AMI TopCo, Inc. and Subsidiaries (“AMI”) in a cash-and-stock transaction for total consideration of approximately $1.6 billion, subject to customary adjustments for AMI’s working capital, transaction expenses, cash, and indebtedness as of the closing. AMI is a leading provider of platform firmware and infrastructure manageability for cloud and AI infrastructure, servers, clients, and embedded devices. We acquired AMI to combine our FPGA products with AMI’s platform firmware and infrastructure manageability solutions, expanding our capabilities and addressable opportunities in cloud and AI data center infrastructure as well as the other markets we serve. The results of operations for AMI commencing July 27, 2026 are included in our unaudited Consolidated Financial Statements. See “Note 4 - Business Combination and Goodwill” for additional information.
Basis of Presentation and Use of Estimates
The accompanying Consolidated Financial Statements are unaudited and have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In our opinion, they include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by the SEC’s rules and regulations for interim reporting. These Consolidated Financial Statements should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 3, 2026 (“2025 10-K”). Certain prior year balances have been reclassified to conform to the current year’s presentation.
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
Significant Accounting Policies
We describe our accounting methods and practices in more detail in our 2025 10-K. Other than as described below, there have been no changes to the significant accounting policies, procedures, or general information described in our 2025 10-K that have had a material impact on our consolidated condensed financial statements and the accompanying notes. As a result of the acquisition of AMI, we have updated our revenue recognition accounting policy to address its specific revenue types that are described in the following policy. During 2026, we initiated foreign currency hedging activities and, as a result, include the below additional accounting policies related to fair value and financial instruments.
Revenue Recognition
Under the terms of ASC 606, “Revenue from Contracts with Customers,” we recognize revenue when we satisfy performance obligations as evidenced by the transfer of control of our products or services to customers. We generate revenue primarily from sales of silicon-based products, including FPGAs and related solutions, and from intellectual property (“IP”) licensing, royalties and related support services. We also generate revenue from professional and other services.
For sales to distributors, we have concluded that our contracts are with the distributor, rather than with the distributor’s end customer, as we hold a contract bearing enforceable rights and obligations only with the distributor. We consider customer purchase orders, which in some cases are governed by master sales agreements, to be the contracts with a customer. For each contract, we consider our promise to transfer each distinct product to be the identified performance obligation. We recognize silicon-based product revenue from sales to direct customers and distributors when control transfers to the customer.

Our IP licensing revenue is comprised of revenue from AMI firmware licensing, FPGA IP core licensing, and patent monetization activities. We consider licensing arrangements with our customers and agreements with the standards consortia of which we are a member to be the contracts. For each contract, we consider the promise to deliver a license that grants the customer the right to use the IP as a distinct performance obligation. We recognize license revenue at the point in time that control of the license transfers to the customer, which is generally upon delivery. Certain contracts also include sales-based or usage-based royalties. We recognize royalty revenue at the later of when the subsequent sale or usage occurs and when the performance obligation to which the royalty relates has been satisfied.
Support services revenue consists primarily of AMI firmware support, updates and quality-assurance services. We recognize revenue from these stand-ready services ratably over the contract term.
Professional and other services consist of non-recurring engineering (“NRE”) arrangements, technology integration and consulting services. Revenue from these arrangements is generally recognized as the services are performed based on a fixed fee or the time and resources incurred.
Substantially all of our performance obligations are satisfied within twelve months, except for certain AMI firmware support arrangements that extend beyond twelve months.
We allocate the transaction price to each performance obligation based on its relative Standalone Selling Price (“SSP”). We determine SSP using observable standalone sales when available. When observable standalone sales are not available, we estimate SSP using relevant information, which may include expected costs, market conditions, pricing practices and other entity- and customer-specific factors.
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
Under the practical expedient provided by ASC
340-40,
we generally expense sales commissions when incurred because the amortization period would be less than one year. We record these costs within Selling, general, and administrative expenses.
Fair Value Measurement
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
Financial Instruments
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
As of October 3, 2026, the notional value of our outstanding foreign currency forward contracts designated as cash flow hedges was $29.7 million.

Fiscal Reporting Periods
We report based on a 52 or 53-week fiscal year ending on the Saturday closest to December 31. Our fiscal 2026 will be a 52-week year and will end on January 2, 2027, and our fiscal 2025 was a 53-week year that ended January 3, 2026. Our third quarter of fiscal 2026 and third quarter of fiscal 2025 ended on October 3, 2026 and September 27, 2025, respectively. All references to quarterly financial results are references to the results for the relevant 13-week or 39-week fiscal period.
Concentrations of Risk
Potential exposure to concentrations of risk may impact revenue, trade accounts receivable, cash and cash equivalents, and supply of wafers for our new products. Sales to distributors have historically accounted for a significant portion of our total revenue. Revenue attributable to distributors as a percentage of total revenue was 81% and 83% for the third quarter of fiscal 2026 and 2025, respectively, and 89% and 82% for the first nine months of fiscal 2026 and 2025, respectively.
Distributors also account for a substantial portion of our net accounts receivable. Our two largest distributors account for 50% and 33%, respectively, of net accounts receivable at October 3, 2026 and 62% and 28%, respectively, of net accounts receivable at January 3, 2026. Concentration of credit risk with respect to trade accounts receivable is mitigated by our credit and collection process including active management of collections, credit limits, routine credit evaluations for essentially all customers, and secure transactions with letters of credit or advance payments where appropriate. We regularly review our allowance for doubtful accounts and the aging of our accounts receivable.
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
Our calculation of potentially dilutive shares includes the number of shares from our equity awards with market conditions or performance conditions that would be issuable under the terms of such awards at the end of the reporting period. For equity awards with a market condition, the number of shares included in the diluted share count as of the end of each period presented is determined by measuring the achievement of the market condition as of the end of the respective reporting periods. For equity awards with a performance condition, the number of shares that qualified for vesting as of the end of each period presented are included in the diluted share count when the condition for their issuance was satisfied by the end of the respective reporting periods. See "Note 10 - Stock-Based Compensation" to our consolidated financial statements for further discussion of our equity awards with market conditions or performance conditions.

A summary of basic and diluted Net income per share is presented in the following table:

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Net income	$11,206	$2,794	$52,382	$10,729

Shares used in basic Net income per share	140,863	136,877	138,242	137,224
Dilutive effect of employee equity incentive awards	2,909	1,226	3,076	845

Shares used in diluted Net income per share	143,772	138,103	141,318	138,069

Basic Net income per share	$0.08	$0.02	$0.38	$0.08

Diluted Net income per share	$0.08	$0.02	$0.37	$0.08

The computation of diluted Net income per share excludes the effects of employee equity incentive awards that are antidilutive, aggregating to 0.4 million and 0.7 million shares, respectively, for the third quarter of fiscal 2026 and 2025 and to 0.3 million and 0.9 million shares, respectively, for the first
n
i
ne
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

	Three Months Ended				Nine Months Ended
Revenue by Channel (In thousands)	October 3, 2026		September 27, 2025		October 3, 2026		September 27, 2025
Distributors	$235,503	81%	$110,992	83%	$587,822	89%	$309,339	82%
Direct	55,532	19%	22,357	17%	75,189	11%	68,131	18%

Total revenue	$291,035	100%	$133,349	100%	$663,011	100%	$377,470	100%

Revenue by Geographical Market (In thousands)
Greater China	$163,050	56%	$64,805	49%	$406,203	62%	$185,636	49%
Malaysia	24,769	9%	11,509	9%	59,518	9%	29,056	8%
Taiwan	17,769	6%	398	0%	18,629	3%	957	0%
Japan	8,464	3%	7,301	5%	14,891	2%	24,279	6%
Other Asia	6,883	2%	2,698	2%	13,630	2%	7,498	2%

Asia	220,935	76%	86,711	65%	512,871	78%	247,426	65%
Americas	46,449	16%	24,871	19%	88,347	13%	81,751	22%
Europe	23,651	8%	21,767	16%	61,793	9%	48,293	13%

Total revenue	$291,035	100%	$133,349	100%	$663,011	100%	$377,470	100%

Contract Balances
Our contract assets relate primarily to our rights to consideration for (1) AMI firmware licensing and related royalties, and (2) for licenses and royalties due to us as a member of the HDMI Founders consortium. The balance results primarily from (1) the amount of revenue recognized for AMI firmware licenses and estimated royalties not yet invoiced or received, and (2) the amount of estimated revenue related to HDMI licenses and royalties that we have recognized to date, but which has not yet been distributed to us by the HDMI licensing
agent.
Contract assets are included in Prepaid expenses and other current assets on our Consolidated Balance Sheets. The following table summarizes activity during the first nine months of fiscal 2026:

(In thousands)
Contract assets as of January 3, 2026	$7,669
Contract assets acquired in AMI acquisition	16,123
Revenues recorded during the period	15,828
Transferred to Accounts receivable or collected	(18,457)

Contract assets as of October 3, 2026	$21,163

Contract liabilities are included in Accrued liabilities and Other long-term liabilities on our Consolidated Balance Sheets. The following table summarizes activity during the first nine months of fiscal 2026:

(In thousands)
Contract liabilities as of January 3, 2026	$4,006
Contract liabilities assumed in AMI acquisition	24,668
Unperformed performance obligations	14,552
Revenue recognized from satisfied performance obligations	(9,229)
Accruals for estimated future stock rotation and scrap returns	6,452
Less: Release of accruals for recognized stock rotation and scrap returns	(3,378)

Contract liabilities as of October 3, 2026	37,071
Less: Current portion of contract liabilities (included in Accrued liabilities)	(35,020)

Long-term portion of contract liabilities (included in Other long-term liabilities)	$2,051

Remaining Performance Obligations
As of October 3, 2026, the aggregate transaction price allocated to unsatisfied or partially unsatisfied performance obligations for our non-cancellable contracts was $20.4 million. The amount primarily relates to fixed considerations allocated to AMI firmware support, updates and quality-assurance services. As a practical expedient, we have not included contracts that have an original duration of one year or less, nor have we included contracts with sales-based or usage-based royalties promised in exchange for a license of IP. The Company expects to recognize the majority of the unsatisfied performance obligations within the next two years.
Note 4 - Business Combination and Goodwill
On July 27, 2026 (the “Closing Date”), the Company and AMI TopCo, Inc. (“AMI”) consummated the transactions contemplated by the Agreement and Plan of Merger and Reorganization, dated as of May 4, 2026 (the “Merger Agreement”). Under the terms of the Merger Agreement, the Company acquired all of the issued and outstanding shares of AMI (the “AMI Acquisition”), for consideration of cash and shares of Lattice common stock transferred to the holders of AMI common stock and holders of vested AMI options to purchase AMI common stock on the Closing Date as well as additional cash payable for favorable changes to working capital from the estimated amount used as of the Closing Date as compared to the actual amount as of the Closing Date.
The Company funded the cash consideration for the AMI Acquisition (including refinancing outstanding indebtedness of AMI) from cash on hand and borrowings pursuant to the Second Amended and Restated Credit Agreement (the “2026 Credit Agreement”), which provides for a senior secured revolving loan facility of $200 million and a senior secured delayed draw term loan facility of $950 million. Pursuant to the 2026 Credit Agreement, the Company borrowed $925 million in aggregate principal amount of loans under the delayed draw term loan facility at the Closing Date, and a portion of these proceeds were used to fund the cash consideration of the AMI Acquisition.
Purchase Consideration

(In thousands)
Fair value of Lattice common stock issued for outstanding AMI common stock	$582,760
Cash paid for outstanding AMI common stock and vested options to purchase AMI common stock	733,492
Cash payable for outstanding AMI common stock and vested options to purchase AMI common stock	1,188
Cash paid by Lattice to retire AMI’s credit agreement	272,224

Total purchase consideration	$1,589,664

We allocated the purchase price to tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values. These fair values were based on estimates and assumptions made by management at the time of the AMI Acquisition, as well as additional information available as of the date of issuance of these financial statements. As further additional information becomes available, we may further revise our purchase price allocation during the remainder of the measurement period, which will not exceed 12 months from the Closing Date. Any such revisions or changes may be material. While all aspects of the accounting for the AMI Acquisition remain preliminary, the areas with the most significant preliminary amounts pertain to the fair values of intangible assets and goodwill, and the related effect of the transaction on income tax related accounts, including deferred taxes, as well as the determination of net working capital as calculated under the terms of the Merger Agreement as of the Closing Date. The Company will continue to adjust the provisional estimates as additional information becomes available and final valuation and analyses are completed.
The following table presents our preliminary allocation of the total purchase price:

(In thousands)	Estimated Fair Value
Assets acquired:
Cash and cash equivalents	$34,370
Accounts receivable	48,328
Contract assets	16,123
Inventories	170
Prepaid expenses and other current assets	3,996
Property and equipment	5,326
Operating lease right-of-use assets	20,025
Intangible assets	551,000
Goodwill	1,054,139
Other long-term assets	986

Total assets acquired	1,734,463

Liabilities assumed:
Accounts payable	6,597
Accrued liabilities	33,920
Current portion of contract liabilities	22,957
Long-term operating lease liabilities, net of current portion	17,146
Deferred income taxes	59,619
Other long-term liabilities	4,560

Total liabilities assumed	144,799

Fair value of net assets acquired	$1,589,664

The goodwill recognized in the AMI Acquisition is primarily attributable to the assembled workforce, future growth opportunities, and economies of scale expected from the integration of the AMI business.
The following table presents details of the identified intangible assets acquired through the AMI Acquisition:

	Useful Life (In years)	Fair Value (In thousands)
Developed technology	7.0	$258,000
Customer relationships	10.0	256,000
Trade name / trademarks	7.0	37,000

Total identified intangible assets subject to amortization		$551,000

At the Closing Date, the aggregate tax basis of the acquired identifiable intangible assets and goodwill was $127.6
million, consisting of $68.0 million attributable to identifiable intangible assets and $59.6 million attributable to goodwill, which are expected to be deductible for tax purposes.
The operations of AMI and its subsidiaries have been included in the Company’s Consolidated Statements of Operations and Comprehensive Income from the Closing Date. From the Closing Date through October 3, 2026, AMI contributed revenue
 of
$39.1 million and incurred a net loss of $14.4 million. Transaction costs of $21.7 million related to the AMI Acquisition for the fiscal quarter ended October 3, 2026 were primarily included in Acquisition related expense on our Consolidated Statements of Operations.
Pro Forma Information
The following unaudited pro forma financial information gives effect to the AMI Acquisition as if it had been completed on December 29, 2024. The unaudited pro forma information was prepared in accordance with the requirements of ASC 805, which is a different basis than pro forma information prepared under Article 11 of Regulation S-X (“Article 11”). As such, it is not directly comparable with historical results for the Company on a stand-alone basis prior to July 27, 2026, historical results for the Company from July 27, 2026 that reflect the AMI Acquisition and are inclusive of the results and operations of AMI, nor our previously provided pro forma financials prepared in accordance with Article 11. The pro forma results for the three and nine months ended October 3, 2026 and September 27, 2025, include the impact of several adjustments to previously reported operating results. The pro forma adjustments are based on historically reported transactions by the respective companies. The pro forma results do not include any anticipated synergies or other expected benefits of the AMI Acquisition.
Significant nonrecurring pro forma adjustments include:

•
Transaction costs of $21.7 million and $8.6 million of one-time compensation expenses paid to certain AMI employees are assumed to have occurred on December 29, 2024, and are recognized as if incurred in the first quarter of 2025;

•
Permanent financing issued and debt redemptions occurring in connection with the closing of the AMI Acquisition are assumed to have occurred on December 29, 2024, and historical interest expense associated with repaid borrowings is removed;

•
Tangible and intangible assets are assumed to be recorded at their assigned fair values as of the pro forma close date of December 29, 2024 and are depreciated or amortized over their estimated useful lives; and

•	Revenue accounting policies of AMI are conformed to those of the Company.
The selected unaudited pro forma condensed combined financial information is provided for illustrative purposes only and does not purport to represent what the actual consolidated results of operations would have been had the AMI Acquisition actually occurred on December 29, 2024, nor do they purport to project the future consolidated results of operations.

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
(In thousands)	2026	2025	2026	2025
Revenue	$309,894	$190,828	$785,879	$533,186
Net income (loss)	$24,761	$(23,394)	$27,461	$(85,409)
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets acquired in business combinations. The goodwill balance of $
1,369.5
million at October 3, 2026 is comprised of $
1,054.1
million from the AMI Acquisition assigned to the AMI segment and $
315.4
million from prior acquisitions assigned to the FPGA segment.
Note 5 - Intangible Assets
In connection with the AMI Acquisition, previous acquisitions, and purchases of certain intellectual property assets, we have recorded identifiable intangible assets related to developed technology, customer relationships, and trade name / trademarks. We amortize these intangible assets to Amortization of acquired intangible assets using the straight-line method over their estimated useful lives of 7 to 10 years. Additionally, we have entered into license agreements for third-party technology and recorded them as intangible assets. These licenses are being amortized to Research and development expense over their estimated useful lives of 1 to 10 years.
The following tables summarize the details of our Intangible assets, net as of October 3, 2026 and January 3, 2026:

	October 3, 2026
(In thousands)	Weighted Average Amortization Period (in years)	Gross	Accumulated Amortization	Intangible assets, net
Developed technology	7.0	$383,687	$(131,601)	$252,086
Customer relationships	10.0	288,734	(37,587)	251,147
Trade name / trademarks	7.0	38,500	(2,502)	35,998
Licensed technology	7.5	29,590	(9,103)	20,487

Total identified intangible assets		$740,511	$(180,793)	$559,718

	January 3, 2026
(In thousands)	Weighted Average Amortization Period (in years)	Gross	Accumulated Amortization	Intangible assets, net
Developed technology	7.0	$125,037	$(124,539)	$498
Customer relationships	—	32,734	(32,734)	—
Trade name / trademarks	—	1,500	(1,500)	—
Licensed technology	5.0	10,618	(6,973)	3,645

Total identified intangible assets		$169,889	$(165,746)	$4,143

We recorded amortization expense related to intangible assets on the Consolidated Statements of Operations as presented in the following table:

	Three Months Ended		Nine Months Ended
(In thousands)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Cost of revenue:
Amortization of acquired intangible assets	$6,987	$—	$6,987	$—
Operating expenses:
Research and development	977	577	2,130	1,626
Amortization of acquired intangible assets	5,891	20	5,930	33

	$13,855	$597	$15,047	$1,659

The annual expected amortization expense related to intangible assets is as follows:

Fiscal year	(In thousands)
2026 (Remaining quarter)	$18,156
2027	71,895
2028	70,534
2029	70,033
2030	69,529
Thereafter	259,571

Total	$559,718

Note 6 - Long-Term Debt
On June 30, 2026, we entered into a Second Amended and Restated Credit Agreement (the "2026 Credit Agreement"), which provides for a senior secured revolving loan facility ("revolving loans") in an aggregate principal amount of $200 million and a senior secured delayed draw term loan facility ("term loans") in an aggregate principal amount of $950 million (collectively, "long-term debt"). The 2026 Credit Agreement amended and restated in its entirety our Amended and Restated Credit Agreement, dated as of September 1, 2022 (the “2022 Credit Agreement”). On July 27, 2026, in connection with the completion of the AMI Acquisition, we borrowed $925 million under the term loans pursuant to the 2026 Credit Agreement, the proceeds of which were used to pay a portion of the cash purchase price consideration for the AMI Acquisition (including refinancing outstanding indebtedness of AMI) and to pay fees, commissions, and expenses incurred in connection with the AMI Acquisition. Following the borrowing of $925 million under the term loans, the remaining $25 million of undrawn commitments under the term loans expired on the closing date of the AMI Acquisition. Fees incurred in association with the 2026 Credit Agreement totaled $6.6 million.
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
The proceeds of the revolving loans under the 2026 Credit Agreement may be used for working capital and general corporate purposes. Revolving loans may be repaid and reborrowed at our discretion, with any remaining outstanding principal amount due and payable on the maturity date of the revolving loans on June 30, 2031. We pay a quarterly commitment fee on the unused portion of the revolving loan ranging from 0.15% to 0.25% per annum based on ranges determined by our consolidated total leverage ratio.

The 2026 Credit Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Company to, among other things, incur debt, grant liens, undergo certain fundamental changes, make investments, make certain restricted payments, dispose of assets, enter into transactions with affiliates, and enter into burdensome agreements, in each case, subject to limitations and exceptions set forth in the 2026 Credit Agreement. We are also required to maintain compliance with a consolidated total net leverage ratio and a consolidated interest coverage ratio, in each case, determined in accordance with the terms of the 2026 Credit Agreement. At October 3, 2026, we were in compliance with all covenants under the 2026 Credit Agreement.
Loans under our 2026 Credit Agreement accrue interest at a per annum rate based on ranges determined by our consolidated total leverage ratio. At our option, interest accrues at either (a) the base rate (as defined in the 2026 Credit Agreement) plus a margin ranging from 0.00%
to
 0.75%, or (b) a term Secured Overnight Financing Rate (“SOFR”) for interest periods of 1, 3 or 6 months plus a margin ranging from 1.00%
to
 1.75%. Interest is payable quarterly in arrears with respect to borrowings bearing interest at the base rate or on the last day of an interest period, but at least every three months, with respect to borrowings bearing interest at the term SOFR rate.
We account for debt issuance costs as a reduction to the carrying value of our long-term debt on our Consolidated Balance Sheets. We amortize the debt issuance costs to Interest (expense) income, net in our Consolidated Statements of Operations over the contractual term using the effective interest method. Discretionary prepayments of long-term debt are accounted for as partial retirements, and the portion of the unamortized debt issuance costs related to the discretionary prepayments are expensed and included in Other (expense) income, net on our Consolidated Statements of Operations. In the third quarter of fiscal 2026, we expensed
 $
0.4
million of unamortized debt issuance costs associated with the 2026 Credit Agreement upon discretionary payments made on our long-term debt. We determine the Current portion of long-term debt as the sum of the required quarterly installments to be made over the next twelve months, reduced by the debt issuance costs to be amortized over the next twelve months.
During the third quarter of fiscal 2026, we made principal payments totaling $50.0 million under the 2026 Credit Agreement, which satisfied the required quarterly installments to be made over the next twelve months. At January 3, 2026, we had no borrowings outstanding under the 2022 Credit Agreement. The fair value of our long-term debt approximates the carrying value, which is reflected in our Consolidated Balance Sheets as follows:

(In thousands)	October 3, 2026	January 3, 2026
Principal amount	$875,000	$—
Unamortized original issuance discount and debt costs	(5,920)	—

Long-term debt, net of unamortized debt issue costs	$869,080	$—

As of October 3, 2026, the effective interest rate on the term loan was 5.76%, and we had no balance drawn on the revolving loan. Interest expense related to our long-term debt was included in Interest expense on our Consolidated Statements of Operations as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Contractual interest	$9,822	$—	$9,822	$—
Amortization of debt issuance costs	411	67	1,325	200

Total interest expense related to long-term debt	$10,233	$67	$11,147	$200

Expected future principal payments are based on the schedule of required quarterly installments. With the discretionary prepayments we made during the third quarter of fiscal 2026, our next required quarterly installment is due in the fourth quarter of fiscal

2027.
As of October 3, 2026, expected future principal payments on our long-term debt were as follows:

Fiscal year	(in thousands)
2026 (Remaining quarter)	$—
2027	13,594
2028	69,375
2029	75,156
2030	92,500
Thereafter	624,375

$875,000

Prior to entering into the 2026 Credit Agreement and for the period in which the amendment was being prepared, we arranged for a commitment letter for a
1-year
Senior Secured Bridge Facility (the “bridge facility”). Fees associated with the bridge facility commitments totaled $5.6 million, of which $0.9 million was amortized to Interest income (expense), net on our Consolidated Statements of Operations. With the execution of the 2026 Credit Agreement, the remaining $4.7 million of unamortized debt issuance cost
s associated with the bridge facility and $0.2
million of unamortized debt issuance costs associated with the 2022 Credit Agreement were expensed and are included in Other (expense) income, net on our Consolidated Statements of Operations.
Note 7 - Balance Sheet Components
Accounts Receivable
Accounts receivable do not bear interest and are shown net of an allowance for expected lifetime credit losses, which reflects our best estimate of probable losses inherent in the accounts receivable balance, as described in our 2025 10-K.

(In thousands)	October 3, 2026	January 3, 2026
Accounts receivable	$163,037	$102,277
Less: Allowance for credit losses	(408)	—

Accounts receivable, net	$162,629	$102,277

Inventories

(In thousands)	October 3, 2026	January 3, 2026
Work in progress	$99,689	$69,031
Finished goods	20,888	20,171

Total inventories, net	$120,577	$89,202

Property and Equipment – Geographic Information
Our Property and equipment, net by country at the end of each period was as follows:

(In thousands)	October 3, 2026	January 3, 2026
United States	$40,601	$40,338

India	17,822	11,825
Taiwan	13,805	11,524
Malaysia	16,074	3,532
Philippines	7,973	6,544
Other	3,425	3,269

Total foreign property and equipment, net	59,099	36,694

Total property and equipment, net	$99,700	$77,032

Accrued Liabilities
Included in Accrued liabilities in the Consolidated Balance Sheets are the following balances:

(In thousands)	October 3, 2026	January 3, 2026
Current portion of contract liabilities	$35,020	$4,006
Current portion of liability for non-cancellable contracts	20,308	13,296
Accrued interest	9,443	—
Current portion of operating lease liabilities	7,371	5,980
Other accrued liabilities	14,591	7,312

Total accrued liabilities	$86,733	$30,594

Other Long-Term Liabilities
Included in Other long-term liabilities in the Consolidated Balance Sheets are the following balances:

(In thousands)	October 3, 2026	January 3, 2026
Long-term portion of liability for non-cancellable contracts	$5,250	$8,962
Other long-term liabilities	10,448	6,304

Total other long-term liabilities	$15,698	$15,266

Note 8 - Leases
Our facilities for corporate offices, sales offices, research and development facilities, storage facilities, and a data center are leased under operating leases, which expire at various times through 2037. Our leases have remaining lease terms of less than 1 year up to 10 years, some of which include options to extend for up to 5 years, and some of which include options to terminate within 1 year. The weighted-average remaining lease term was 6.8 years and the weighted-average discount rate was 5.3% as of October 3, 2026.
We recorded fixed operating lease expenses of $2.8 million and $1.7 million for the third quarter of fiscal 2026 and 2025, respectively, and $7.4 million and $6.1 million for the first nine months of fiscal 2026 and 2025, respectively.
The following table presents the lease balance classifications within the Consolidated Balance Sheets and summarizes their activity during the first nine months of fiscal 2026:

Operating lease right-of-use assets	(In thousands)
Balance as of January 3, 2026	$39,459
Right-of-use assets obtained for new or renewed lease contracts during the period	3,638
Fair value of right-of-use assets acquired in AMI acquisition	20,025
Amortization of right-of-use assets during the period	(5,808)
Adjustments for present value and foreign currency effects	(1,763)

Balance as of October 3, 2026	$55,551

Operating lease liabilities	(In thousands)
Balance as of January 3, 2026	$42,107
Lease liabilities accrued for new or renewed lease contracts during the period	3,638
Fair value of lease liabilities assumed in AMI acquisition	18,965
Accretion of lease liabilities	1,570
Operating cash used for payments on lease liabilities	(8,091)
Adjustments for present value and foreign currency effects	(1,961)

Balance as of October 3, 2026	56,228
Less: Current portion of operating lease liabilities (included in Accrued liabilities)	(7,371)

Long-term operating lease liabilities, net of current portion	$48,857

Maturities of operating lease liabilities as of October 3, 2026 are as follows:

Fiscal year	(In thousands)
2026 (Remaining quarter)	$987
2027	11,800
2028	10,691
2029	7,807
2030	8,207
Thereafter	29,060

Total lease payments	68,552
Less: amount representing interest	(12,324)

Present value of lease liabilities	$56,228

Note 9 - Segment Reporting
As of October 3, 2026, we have determined that the Company now operates in two operating and reportable segments: the FPGA business (which includes silicon-based and silicon-enabling products, evaluation boards, development hardware, and related intellectual property licensing, services, and sales), and the acquired AMI business (which includes products and services for the Boot Firmware and Manageability & Security groups). Our segments are strategic business units that offer distinct products and services that are managed accordingly. At this time, there are no internal revenue transactions between our reportable segments. The accounting policies of the segments are consistent with those described in our significant accounting policies and practices.
The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer. Each segment has separate financial information that is utilized on a regular basis by the CODM in determining how to allocate resources and evaluate performance. Our CODM assesses the performance of each segment and allocates resources to each segment based on operating profit results and financial information of the two reportable segments and does not evaluate each segment using discrete asset information. Operating results by segment include items that are directly attributable to each segment and also include shared expenses such as marketing, general and administrative activities, facilities, and information technology expenses. Shared expenses are primarily allocated based on percentage of operating expenses or headcount.
We report the results of our remaining business activities in Unallocated, which includes certain expense items that are not used in evaluating the results of or in allocating resources to our segments. Unallocated does not include any revenue amounts. Specifically, the items in Unallocated include stock-based compensation expense, amortization of acquired intangible assets, acquisition related costs, and restructuring.
The following tables set forth the Company’s revenue, significant expenses, and operating income by its two operating and reportable segments for the periods indicated:

	Three Months Ended		Nine Months Ended
(In thousands)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Revenue:
FPGA	$251,934	$133,349	$623,910	$377,470
AMI	39,101	—	39,101	—

Total Revenue	$291,035	$133,349	$663,011	$377,470

Cost of Revenue:
FPGA	$73,530	$40,842	$181,836	$116,236
AMI	11,562	—	11,562	—
Unallocated (1)	9,823	1,980	14,529	4,228

Total Cost of Revenue	$94,915	$42,822	$207,927	$120,464

Operating Expenses:
FPGA	$77,036	$57,037	$208,080	$167,442
AMI	15,380	—	15,380	—
Unallocated (2)	79,736	35,024	159,235	79,418

Total Operating Expenses	$172,152	$92,061	$382,695	$246,860

Operating Income (Loss):
FPGA	$101,368	$35,470	$233,994	$93,792
AMI	12,159	—	12,159	—
Unallocated (1)(2)	(89,559)	(37,004)	(173,764)	(83,646)

Total Operating Income (Loss)	$23,968	$(1,534)	$72,389	$10,146

(1)	Unallocated includes stock compensation & related tax expense and acquired intangible assets amortization.
(2)	Unallocated includes stock compensation & related tax expense, acquired intangible assets amortization, and acquisition-related and restructuring expense.
Note 10 - Stock-Based Compensation
Total stock-based compensation expense included in our Consolidated Statements of Operations is presented in the following table:

	Three Months Ended		Nine Months Ended
(In thousands)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Cost of revenue	$2,766	$1,961	$7,058	$4,203
Research and development	22,086	15,103	52,608	34,977
Selling, general, and administrative	25,440	18,710	63,098	41,053

Total stock-based compensation expense	$50,292	$35,774	$122,764	$80,233

Market-Based and Performance-Based Stock Compensation
In the second and third quarters of fiscal 2026, we granted awards of restricted stock units (“RSUs”) with a market condition to members of our executive leadership team (“ELT”) and certain other senior executives. Under the terms of these grants, the RSUs with a market condition vest over a three-year period based on the Company’s total shareholder return (“TSR”) relative to the Russell 3000 index. The awards may vest at 250% or
200
% (depending on the executive) if the 75
th
percentile of the market condition is achieved, at 100% if the 55 th
percentile of the market condition is achieved, and at 0% if the relative TSR is below the 25 th
percentile. Vesting is interpolated on a straight-line basis for market condition achievement between the 25 th
and 75
th
percentiles. For grants to members of the ELT, the market condition will be measured on the third anniversary of the grant date. For grants to other senior executives, the market condition will be measured equally on the first, second, and third anniversary of the grant date, using calendar years 2026, 2027, and 2028, respectively, as the measurement period for each of the three tranches.
In connection with the acquisition of AMI in the third quarter of fiscal 2026, we granted awards of RSUs with a market condition to certain former employees of AMI. Under the terms of these grants, the RSUs with a market condition vest over a three-year period based on the Company’s TSR relative to the Russell 3000 index. The awards may vest at
200
% if the 75
th
percentile of the market condition is achieved, at
100
% if the 55
th
percentile of the market condition is achieved, and at 0% if the relative TSR is below the 25 th
percentile. Vesting is interpolated on a straight-line basis for market condition achievement between the 25 th
and 75
th
percentiles. For the grants to AMI’s former CEO, the market condition will be measured equally on the first, second, and third anniversary of the grant date, using calendar years 2026, 2027, and 2028, respectively, as the measurement period for each of the three tranches. For grants to other former AMI executives, the market condition will be measured on the third anniversary of the grant date.
In the first nine months of fiscal 2026, certain awards with a market condition granted in prior fiscal years vested. During the first quarter of fiscal 2026, the market condition for awards granted to certain executives in the first quarter of fiscal 2023 exceeded the 25th percentile of their TSR condition, and these awards vested at 87%. Also during the first quarter of fiscal 2026, the market condition for the first tranche of awards granted to certain executives in the first quarter of fiscal 2025 exceeded the 75th percentile of their TSR condition, and these awards vested at 200%. During the second quarter of fiscal 2026, the market condition for the second tranche of awards granted to a certain executive in the third quarter of fiscal 2024 exceeded the 75th percentile of their TSR condition, and these awards vested at 200%. During the third quarter of fiscal 2026, the market condition for awards granted to a certain executive in the third quarter of fiscal 2023 exceeded the 25th percentile of their TSR condition, and these awards vested at 96%.
For our awards with a market condition or performance condition, we incurred stock-based compensation expense of $17.7 million and $17.9 million, respectively, in the third quarter of fiscal 2026 and 2025 and $50.6 million and $27.7 million, respectively, in the first nine months of fiscal 2026 and 2025. Stock-based compensation expense for the first nine months of 2026 included $9.6 million recorded in the second quarter of fiscal 2026 resulting from updates to the expected achievement of certain awards with a performance condition. These amounts are recorded as components of total stock-based compensation expense.
The following table summarizes the activity for our awards with a market condition or performance condition:

(Shares in thousands)	Total
Balance, January 3, 2026	2,115
Granted	211
Effect of vesting multiplier	48
Vested	(126)
Canceled	(72)

Balance, October 3, 2026	2,176

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
Our results for the first nine months of fiscal 2026 include our settlement in the first quarter of fiscal 2026 of a portion of the incentive compensation accrued during fiscal 2025 by issuing shares of our Common Stock with a total value of $5.8 million to certain employees.

-
20
-

Note 11 - Income Taxes
We are subject to federal and state income tax as well as income tax in the foreign jurisdictions in which we operate. For the third quarter of fiscal 2026, we recorded income tax expense of $2.6 million, and for the third quarter of fiscal 2025, we recorded an income tax benefit of approximately $3.7 million. For the first nine months of fiscal 2026 and 2025, we recorded income tax expense of approximately $5.9 million and $1.4 million, respectively. The difference between the U.S. federal statutory tax rate of 21% and our effective tax rates for the three and nine months ended October 3, 2026 and the three and nine months ended September 27, 2025 resulted primarily from stock-based compensation expense, partially offset by foreign rate differentials and federal tax credits.
The amount of deferred tax assets that are more likely than not to be realized increased by $1.2 million related to a valuation allowance release resulting from the acquisition of AMI.
The portion of our uncertain tax positions (including penalties and interest) recorded as a liability was $1.9 million and $2.1 million at October 3, 2026 and January 3, 2026, respectively, and is included as a component of Other long-term liabilities on our Consolidated Balance Sheets.
Note 12 - Restructuring
Under the Q3 2024 Plan, which is described in our 2025 10-K, we incurred restructuring costs of less than $0.1 million and $0.8 million, respectively, in the third quarter of fiscal 2026 and 2025 and $0.5 million and $2.4 million, respectively, in the first nine months of fiscal 2026 and 2025. Under this plan, $11.5 million of total costs have been incurred through October 3, 2026. All actions planned under the Q3 2024 Plan have been implemented.
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

(In thousands)	Severance & Related	Lease Termination & Fixed Assets	Total
Accrued Restructuring at January 3, 2026	$956	$—	$956
Restructuring	520	(8)	512
Costs paid or otherwise settled	(1,476)	8	(1,468)

Accrued Restructuring at October 3, 2026	$—	$—	$—

Accrued Restructuring at December 28, 2024	$1,905	$2,964	$4,869
Restructuring	2,418	40	2,458
Costs paid or otherwise settled	(3,597)	(1,310)	(4,907)

Accrued Restructuring at September 27, 2025	$726	$1,694	$2,420

Note 13 - Common Stock Repurchase Program
On December 5, 2025, we announced that our Board of Directors had approved a stock repurchase program pursuant to which up to $250 million of outstanding common stock could be repurchased from time to time (the “2026 Repurchase Program”). The 2026 Repurchase Program has no termination date and may be suspended or discontinued at any time.
No shares were repurchased during the third quarter of fiscal 2026. During the first nine months of fiscal 2026, we repurchased 165,913 shares for $15.0 million, for an average price paid per share of $90.41, under the 2026 Repurchase Program. All repurchases were open market transactions funded from available working capital. All shares repurchased pursuant to the 2026 Repurchase Program were retired upon settlement. As of October 3, 2026, the remaining portion of the amount authorized for the 2026 Repurchase Program is $235.0 million.
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

- 2
1
-

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

Overview

Lattice develops technologies that we monetize through differentiated programmable logic semiconductor products, silicon-enabling products, platform firmware and infrastructure manageability technology, system solutions, design services, and technology licenses. Lattice is the low power programmable and platform firmware leader. We solve customer problems across the network, from the Edge to the Cloud, in the Compute, Communications, Industrial, and Embedded markets. Our technology, long-standing relationships, and commitment to world-class support help our customers quickly and easily unleash their innovation to create a smart, secure, and connected world.

Lattice has focused its strategy on delivering programmable logic products and related solutions based on low power, small size, and ease of use. With the addition of AMI’s industry-leading, silicon-neutral platform firmware and manageability solutions, Lattice can now deliver the industry’s most complete secure management and control platform for cloud and AI data center infrastructure. We also serve our customers with intellectual property (“IP”) licensing and various other services. Our product development activities include new proprietary products and solutions, advanced packaging, existing product enhancements, BIOS and manageability, software development tools, soft IP, and system solutions for high-growth applications such as data center and physical artificial intelligence, wireless and wireline infrastructure, platform security, and factory automation.

Critical Accounting Policies and Use of Estimates

Critical accounting policies are those that are both most important to the portrayal of a company’s financial condition and results of operations, and that require management’s most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Other than as described below, there have been no material changes to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2025 10-K.

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

Revenue from Contracts with Customers

We recognize revenue upon satisfaction of performance obligations when control of promised goods or services has been transferred to our customers. We measure revenue based on the amount of consideration we expect to be entitled to in exchange for products or services. See “Note 1 - Basis of Presentation and Significant Accounting Policies” to our Consolidated Financial Statements in Part I, Item 1 of this report for further information on our recognition of revenue.

Distributor and royalty estimates. For revenue recognized on sales to distributors and on royalties, the amount of consideration we expect to be entitled to receive is based on estimates that require assumptions and judgments relating to trends in recent and historical activity and, for usage-based royalties where licensee reports are not yet available, estimates of licensee sales or usage. Sales to most distributors are made under terms allowing certain price adjustments upon sale to their end customers and limited rights of return of our products held in their inventory. The revenue recognized based on estimated price adjustments and stock rotation reserves may be materially different from the actual consideration received if actual distributor price adjustments and stock rotation returns differ significantly from the historical trends used in the estimates.

Acquisition Accounting

The fair value of the consideration the Company pays in an acquisition is allocated to tangible assets and identifiable intangible assets, liabilities assumed, and goodwill. The accounting for acquisitions involves a considerable amount of judgment and estimation, including the fair value of acquired intangible assets involving projections of future revenues and cash flows that are then either discounted at an estimated discount rate or measured at an estimated royalty rate; fair value of other acquired assets and assumed liabilities, including potential contingencies; and the useful lives of the acquired assets. The assumptions used are determined at the time of the acquisition in accordance with accepted valuation models. Projections are developed using internal forecasts, available industry and market data, and estimates of long-term rates of growth for the business. The judgments and estimates used in accounting for an acquisition have a significant impact on the values assigned to identified intangible assets and goodwill.

Results of Operations

Results of operations for the third quarter and first nine months of fiscal 2026 include AMI only from the July 27, 2026 Closing Date, which affects period-over-period comparisons.

Key elements of our Consolidated Statements of Operations, including as a percentage of revenue, are presented in the following table:

	Three Months Ended				Nine Months Ended
(In thousands)	October 3, 2026		September 27, 2025		October 3, 2026		September 27, 2025
Revenue	$291,035	100.0%	$133,349	100.0%	$663,011	100.0%	$377,470	100.0%
Gross margin	196,120	67.4	90,527	67.9	455,084	68.6	257,006	68.1
Research and development	80,319	27.6	49,633	37.2	195,386	29.5	134,550	35.6
Selling, general, and administrative	60,007	20.6	41,402	31.0	150,390	22.7	109,339	29.0
Amortization of acquired intangible assets	5,891	2.0	20	0.0	5,930	0.9	33	0.0
Acquisition related	25,881	8.9	—	—	30,310	4.6	—	—
Restructuring and other	54	0.0	1,006	0.8	679	0.1	2,938	0.8

Income (loss) from operations	$23,968	8.2%	$(1,534)	(1.2)%	$72,389	10.9%	$10,146	2.7%

Revenue by End Market

During the first quarter of 2026, we aligned our end market structure to our larger strategic market focus areas. Within our FPGA segment, we sell our products globally to a broad base of customers in two primary end market groups: Compute and Communications, and Industrial and Embedded. AMI revenue reflects revenue recognized following the acquisition date and is presented as a separate end market beginning in the third quarter of 2026 as the AMI boot and firmware revenue model is distinctly different from the FPGA business, and it allows us to enhance comparability with prior disclosures. Across our end markets, our products are increasingly used for AI-related applications, including device usage in AI-optimized servers in data centers, AI-enabled PCs, and AI-enabled robotics and ADAS systems, among others. We also provide IP licensing and services to these end markets.

Within these end markets, there are multiple drivers, including:

•	Compute and Communications: data center servers, storage, and networking equipment, client computing platforms, and wireless and wireline communications infrastructure deployments,

•	Industrial and Embedded: factory automation, robotics, automotive electronics, and industrial Internet of Things (“IoT”), smart home, prosumer, and other applications,

•	AMI: AI infrastructure build-out, data center security, control and manageability, hyperscaler; data center OEM, and ODM.

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

The following are examples of end market applications for the periods presented:

Compute and Communications	Industrial and Embedded	AMI
Data Networking	Security and Surveillance	Server Computing
Server Computing	Machine Vision	Data Center Manageability
Client Computing	Industrial Automation	Hyperscalers
Data Storage	Robotics	Server Security
Cloud	Automotive	Cloud
Hyperscalers	Drones	AI Infrastructure
Wireless	Factory Automation	Industrial Automation
Wireline	Cameras	Client Computing
Displays / Televisions
Home Theater / Sound Systems
Wearables

The composition of our revenue by end market is presented in the following table:

	Three Months Ended				Nine Months Ended
(In thousands)	October 3, 2026		September 27, 2025		October 3, 2026		September 27, 2025
Compute and Communications	$171,874	59.1%	$74,027	55.5%	$404,450	61.0%	$200,125	53.0%
Industrial and Embedded	80,060	27.5	59,322	44.5	219,460	33.1	177,345	47.0
AMI	39,101	13.4	—	—	39,101	5.9	—	—

Total revenue	$291,035	100.0%	$133,349	100.0%	$663,011	100.0%	$377,470	100.0%

Note: Effective the first quarter of 2026, we began disaggregating our revenue by Compute and Communications, and Industrial and Embedded. Prior periods have been reclassified to match current period presentation.

Revenue from the Compute and Communications end market increased by 132% for the third quarter of fiscal 2026 compared to the third quarter of fiscal 2025 and increased by 102% for the first nine months of fiscal 2026 compared to the first nine months of fiscal 2025 primarily due to stronger demand in data center applications, including general-purpose and AI-specific servers, as well as wireline networking components.

Revenue from the Industrial and Embedded end market increased by 35% for the third quarter of fiscal 2026 compared to the third quarter of fiscal 2025 and increased by 24% for the first nine months of fiscal 2026 compared to the first nine months of fiscal 2025 primarily due to recovering end market demand particularly from industrial and aerospace customers.

Revenue from the AMI end market is primarily driven by the ongoing buildout of general purpose and AI server infrastructure, as hyperscalers, OEMs, and ODMs continue to expand their global data center footprints.

AI applications are pervasive across our end markets, so we do not consider AI applications as a distinct end market. We expect AI-related revenue to grow over the next few years based on the growing pipeline of AI-related design wins in a diverse set of applications across both of our end market groups.

Revenue by Geography

We have a diverse base of customers where distributors represent a significant portion of our total revenue. Our revenue by geographical market is based on the ship-to location of our customers, which can vary from time to time. For the third quarter of fiscal 2026 compared to the third quarter of fiscal 2025 and for the first nine months of fiscal 2026 compared to the first nine months of fiscal 2025, revenue from Asia increased by 155% and 107%, respectively, primarily due to hyperscaler demand and the addition of AMI revenue, while revenue from the Americas increased by 87% and 8%, respectively, primarily due to the addition of AMI revenue partially offset by the non-recurrence of certain one-time sales in the prior year period, and revenue from Europe increased by 9% and 28%, respectively, primarily due to broad market recovery in this region.

The composition of our revenue by geography is presented in the following table:

	Three Months Ended				Nine Months Ended
(In thousands)	October 3, 2026		September 27, 2025		October 3, 2026		September 27, 2025
Asia	$220,935	75.9%	$86,711	65.0%	$512,871	77.4%	$247,426	65.5%
Americas	46,449	16.0	24,871	18.7	88,347	13.3	81,751	21.7
Europe	23,651	8.1	21,767	16.3	61,793	9.3	48,293	12.8

Total revenue	$291,035	100.0%	$133,349	100.0%	$663,011	100.0%	$377,470	100.0%

Revenue from Customers

We sell our products to independent distributors and directly to customers. Distributors have historically accounted for a significant portion of our total revenue. Revenue attributable to distributors as a percentage of total revenue was 81% and 83% for the third quarter of fiscal 2026 and 2025, respectively, and 89% and 82% for the first nine months of fiscal 2026 and 2025, respectively.

Gross Margin

The composition of our Gross margin, including as a percentage of revenue, is presented in the following table:

	Three Months Ended		Nine Months Ended
(In thousands)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Gross margin	$196,120	$90,527	$455,084	$257,006
Gross margin percentage	67.4%	67.9%	68.6%	68.1%

Gross margin, as a percentage of revenue, decreased 50 basis points in the third quarter of fiscal 2026 compared to the third quarter of fiscal 2025 and increased by 50 basis points for the first nine months of fiscal 2026 compared to the first nine months of fiscal 2025. Lower gross margin in the third quarter of fiscal 2026 was primarily due to the amortization of intangible assets associated with our acquisition of AMI in the third quarter of fiscal 2026 and higher stock-based compensation expense, partially offset with changes in product volume and mix between the periods. Higher gross margin for the first nine months of fiscal 2026 resulted primarily from changes in product mix and volume between the periods, partially offset by the amortization of AMI-related intangible assets, which began in the third quarter of fiscal 2026, and higher stock-based compensation expense.

Operating Expenses

Research and Development Expense

The composition of our Research and development expense, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Nine Months Ended
(In thousands)	October 3, 2026	September 27, 2025	% change	October 3, 2026	September 27, 2025	% change
Research and development	$80,319	$49,633	61.8%	$195,386	$134,550	45.2%
Percentage of revenue	27.6%	37.2%		29.5%	35.6%

Research and development expense includes headcount-related costs, including cash- and stock-based compensation and benefits, R&D equipment expenses, engineering wafers, licenses, and outside engineering services. These expenditures are for the design of new products, IP cores, processes, packaging, and software solutions. The increase in Research and development expense for the third quarter and first nine months of fiscal 2026 compared to the third quarter and first nine months of fiscal 2025 was primarily due to higher stock-based and cash-based compensation expense, along with higher depreciation and amortization on semiconductor equipment and licensed software tools, and higher expenses for mask sets and prototypes. The addition of AMI accounts for $15.8 million of the increase in research and development expense, or a 32% change in the three-month comparison and a 12% change in the nine-month comparison. We believe that investing in research and development is important to delivering innovative products to our customers. We expect research and development expense to increase in the future, but to decline as a percentage of revenue.

Selling, General, and Administrative Expense

The composition of our Selling, general, and administrative expense, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Nine Months Ended
(In thousands)	October 3, 2026	September 27, 2025	% change	October 3, 2026	September 27, 2025	% change
Selling, general, and administrative	$60,007	$41,402	44.9%	$150,390	$109,339	37.5%
Percentage of revenue	20.6%	31.0%		22.7%	29.0%

Selling, general, and administrative expense includes headcount-related costs, including cash- and stock-based compensation and benefits, related to selling, general, and administrative employees, commissions, depreciation, professional and outside services, trade show, and travel expenses. The increase in Selling, general, and administrative expense for the third quarter and first nine months of fiscal 2026 compared to the third quarter and first nine months of fiscal 2025 was primarily due to higher stock-based and cash-based compensation expense. The addition of AMI accounts for $10.5 million of the increase in selling, general, and administrative expense, or a 25% change in the three-month comparison and a 10% change in the nine-month comparison. We expect selling, general, and administrative expense to increase in the future, but to decline as a percentage of revenue.

Amortization of Acquired Intangible Assets

The composition of our Amortization of acquired intangible assets, including as a percentage of revenue, is presented in the following table:

	Three Months Ended				Nine Months Ended
(In thousands)	October 3, 2026	September 27, 2025	% change		October 3, 2026	September 27, 2025	% change
Amortization of acquired intangible assets	$5,891	$20	100+	%	$5,930	$33	100+	%
Percentage of revenue	2.0%	0.0%			0.9%	0.0%

The increase in Amortization of acquired intangible assets for the third quarter and first nine months of fiscal 2026 compared to the third quarter and first nine months of fiscal 2025 was primarily due to the acquisition of AMI intangible assets in the third quarter of fiscal 2026.

Restructuring and Other

The composition of our Restructuring and other activity, including as a percentage of revenue, is presented in the following table:

	Three Months Ended			Nine Months Ended
(In thousands)	October 3, 2026	September 27, 2025	% change	October 3, 2026	September 27, 2025	% change
Restructuring and other	$54	$1,006	(94.6)%	$679	$2,938	(76.9)%
Percentage of revenue	0.0%	0.8%		0.1%	0.8%

Restructuring and other is generally comprised of expenses resulting from workforce reductions, cancellation of contracts, and consolidation of our facilities. Details of our restructuring plans and expenses accrued under them are discussed in “Note 12 – Restructuring” to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. Restructuring and other costs decreased in the third quarter and first nine months of fiscal 2026 compared to the third quarter and first nine months of fiscal 2025 as we completed the actions planned under the Q3 2024 Plan.

Acquisition Related

The composition of our Acquisition related activity, including as a percentage of revenue, is presented in the following table:

	Three Months Ended				Nine Months Ended
(In thousands)	October 3, 2026	September 27, 2025	% change		October 3, 2026	September 27, 2025	% change
Acquisition related	$25,881	$—	100+	%	$30,310	$—	100+	%
Percentage of revenue	8.9%	—%			4.6%	—%

Acquisition related activity includes professional fees and other expenses directly related to acquisitions. For fiscal 2026, Acquisition related expenses were entirely attributable to the AMI Acquisition which we completed in July 2026 and were comprised of professional fees for legal, accounting, and other outside advisory services, and for representations and warranty insurance premiums.

Interest (Expense) Income, net

The composition of our Interest (expense) income, net, including as a percentage of revenue, is presented in the following table:

	Three Months Ended				Nine Months Ended
(In thousands)	October 3, 2026	September 27, 2025	% change		October 3, 2026	September 27, 2025	% change
Interest (expense) income, net	$(9,640)	$602	(100+	)%	$(8,459)	$2,268	(100+	)%
Percentage of revenue	(3.3)%	0.5%			(1.3)%	0.6%

Changes in Interest (expense) income for the third quarter and first nine months of fiscal 2026 compared to the third quarter and first nine months of fiscal 2025 were primarily due to interest expenses in the current year periods resulting from the issuance of debt to partially fund the AMI Acquisition as compared to interest income in the prior year periods on cash and cash equivalents. The interest expense related to this debt is comprised of contractual interest on the outstanding principal balance and the amortization of debt issuance costs. Interest expense for the first nine months of fiscal 2026 also includes amortization of debt issuance costs related to the short-term bridge facility from the second quarter of fiscal 2026. See “Note 6 – Long-Term Debt” to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our debt facility.

Other (Expense) Income, net

The composition of our Other (expense) income, net, including as a percentage of revenue, is presented in the following table:

	Three Months Ended				Nine Months Ended
(In thousands)	October 3, 2026	September 27, 2025	% change		October 3, 2026	September 27, 2025	% change
Other (expense) income, net	$(520)	$(22)	100+	%	$(5,639)	$(305)	100+	%
Percentage of revenue	(0.2)%	(0.0)%			(0.9)%	(0.1)%

Changes in Other (expense) income for the third quarter and first nine months of fiscal 2026 compared to the third quarter and first nine months of fiscal 2025 were primarily due to the write-off of unamortized debt issuance costs. In the third quarter of fiscal 2026, we wrote off $0.4 million of unamortized debt issuance costs associated with the 2026 Credit Agreement upon discretionary payments made on our long-term debt. The write-offs in the first nine months of fiscal 2026 included this amount as well as $4.7 million of unamortized debt issuance costs related to the bridge facility and $0.2 million of unamortized debt issuance cost associated with the 2022 Credit Agreement upon the re-financing of our long-term debt.

Income Tax Expense (Benefit)

The composition of our Income tax expense (benefit) is presented in the following table:

	Three Months Ended				Nine Months Ended
(In thousands)	October 3, 2026	September 27, 2025	% change		October 3, 2026	September 27, 2025	% change
Income tax expense (benefit)	$2,602	$(3,748)	(100+	)%	$5,909	$1,380	100+	%

The higher income tax expense for the third quarter and first nine months of fiscal 2026 compared to the third quarter and first nine months of fiscal 2025 was primarily due to increased worldwide income, partially offset by the impact of stock-based compensation combined with federal tax credits.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we define as net income before net interest income (expense), income tax expense, depreciation and amortization, stock-based compensation, and other items that are considered unusual or not representative of underlying trends of our business, including but not limited to: legal expenses outside the ordinary course of business, transformation charges incurred in connection with our multi-year strategic initiative to realign our organizational structure and modernize our technology platforms, restructuring, and other charges, if applicable for the periods presented.

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

A reconciliation of Net income to Adjusted EBITDA, including as a percentage of revenue, is presented in the following table:

	Three Months Ended		Nine Months Ended
(In thousands)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
GAAP Net income	$11,206	$2,794	$52,382	$10,729
GAAP Net income margin	3.9%	2.1%	7.9%	2.8%
Interest expense (income), net	9,640	(602)	8,459	(2,268)
Income tax expense (benefit)	2,602	(3,748)	5,909	1,380
Amortization of acquired intangible assets	12,878	20	12,917	33
Depreciation and other amortization	11,613	8,734	30,136	25,700
Stock-based compensation (1)	50,747	35,978	124,090	80,675
Incentive compensation to be settled in equity (2)	6,048	1,896	14,908	4,698
Transformation charges	—	1,347	—	3,900
Legal expenses (3)	—	6	—	1,107
Restructuring and other	54	1,020	779	3,797
Acquisition related (4)	25,881	—	30,310	—
Write-off unamortized debt issuance costs	379	—	5,277	—

Adjusted EBITDA	$131,048	$47,445	$285,167	$129,751

Adjusted EBITDA margin	45.0%	35.6%	43.0%	34.4%

(1)	Includes stock-based compensation and related payroll tax expenses.
(2)	Includes accruals for the portion of our annual Corporate Incentive Plan that we intend to settle in equity and related payroll tax expenses.
(3)	Includes legal expenses outside the ordinary course of business, including those incurred defending against claims described in our 2025 10-K.
(4)

Includes fees and other expenses directly related to acquisitions, including professional fees for legal, accounting, and other outside advisory services, and for representations and warranty insurance premiums.

Adjusted EBITDA increased for the third quarter and first nine months of fiscal 2026 compared to the third quarter and first nine months of fiscal 2025 primarily as a result of higher revenue, partially offset by higher headcount-related expenses and higher expenses for mask sets and prototypes, and the addition of AMI.

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

We believe that our financial resources, including current cash and cash equivalents, cash flow from operating activities, and our credit facilities, will be sufficient to meet our liquidity and working capital needs, including the cash and covenant requirements under the term loans, through at least the next 12 months. On June 30, 2026, we entered into our 2026 Credit Agreement, as described in “Note 6 – Long-Term Debt” under Part I, Item 1 of this report. As of October 3, 2026, we did not have significant long-term commitments for capital expenditures. For further information on our cash commitments for operating lease liabilities, see “Note 8 – Leases” under Part I, Item 1 of this report.

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

Cash and cash equivalents

(In thousands)	October 3, 2026	January 3, 2026	$ Change	% Change
Cash and cash equivalents	$128,277	$133,886	$(5,609)	(4.2)%

As of October 3, 2026, we had Cash and cash equivalents of $128.3 million, of which $82.4 million was held by our foreign subsidiaries. We manage our global cash requirements considering, among other things, (i) available funds among our subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-US earnings may require us to withhold and pay foreign income tax on dividends. This should not result in our recording significant additional tax expense as we have accrued expense based on current withholding rates. As of October 3, 2026, we could access all cash held by our foreign subsidiaries without incurring significant additional expense.

The net decrease in Cash and cash equivalents of $5.6 million between January 3, 2026 and October 3, 2026 was primarily driven by cash flows from the following activities:

Operating activities — Cash provided by operating activities results from net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities for the first nine months of fiscal 2026 was $233.6 million compared to $117.5 million for the first nine months of fiscal 2025. This increase of $116.1 million was primarily driven by $109.3 million more cash provided by net income adjusted for non-cash items, coupled with $6.8 million of net changes in working capital.

Investing activities — Investing cash flows consist primarily of the AMI Acquisition in the third quarter of fiscal 2026, transactions related to capital expenditures, payments for software and intellectual property licenses, and purchases of other investments. Net cash used by investing activities in the first nine months of fiscal 2026 was $1,042.7 million compared to $41.1 million in the first nine months of fiscal 2025. This increase of $1,001.6 million results primarily from the $971.3 million of net cash paid for AMI. Capital expenditures and cash paid for software and intellectual property licenses increased by $29.0 million in the first nine months of fiscal 2026 compared to the first nine months of fiscal 2025 as we invest in equipment and tools to support the growth of the business.

Financing activities — Financing cash flows consist primarily of activity related to our long-term debt, tax payments related to the net share settlement of restricted stock units, proceeds from the acquisition of common stock under our employee stock purchase plan, and repurchases of common stock. Financing activities provided net cash of $803.3 million in the first nine months of fiscal 2026 compared to using net cash of $95.3 million in the first nine months of fiscal 2025. This increase of $898.6 million was due to the following activities: (i) during the first nine months of fiscal 2026, we borrowed $925 million under the term loans pursuant to the 2026 Credit Agreement, the proceeds of which were used in the AMI Acquisition, we paid $12.3 million in issuance costs related to new long-term debt under the bridge facility and the 2026 Credit Agreement, and we made discretionary prepayments totaling $50.0 million on the outstanding principal balance under the 2026 Credit Agreement; (ii) payments for tax withholdings on vesting of RSUs partially offset by purchases under the employee stock purchase plan used net cash flows of $44.4 million in the first nine months of fiscal 2026, an increase of $35.0 million from the net $9.4 million used in the first nine months of fiscal 2025; and (iii) during the first nine months of fiscal 2026, we repurchased 0.2 million shares of common stock for $15.0 million, a decrease of $70.9 million compared to the first nine months of fiscal 2025, where we repurchased 1.5 million shares of common stock for $85.9 million.

Accounts receivable, net

(In thousands)	October 3, 2026	January 3, 2026	$ Change	% Change
Accounts receivable, net	$162,629	$102,277	$60,352	59.0%
Days sales outstanding	51	64	(13)

Accounts receivable, net as of October 3, 2026 increased by $60.4 million, or 59%, compared to January 3, 2026. This increase was primarily due to the acquisition of $48.3 million of net accounts receivable in the AMI Acquisition, coupled with increased revenue and order scheduling through the quarter. We calculate Days sales outstanding on the basis of a 365-day year as Accounts receivable, net at the end of the quarter divided by sales during the quarter annualized and then multiplied by 365.

Inventories

(In thousands)	October 3, 2026	January 3, 2026	$ Change	% Change
Inventories	$120,577	$89,202	$31,375	35.2%
Days of inventory on hand	116	178	(62)

Inventories as of October 3, 2026 increased by $31.4 million, or 35%, compared to January 3, 2026 as we build inventory to meet expected continued demand growth.

The Days of inventory on hand ratio compares the inventory balance at the end of a quarter to the cost of revenue in that quarter. We calculate Days of inventory on hand on the basis of a 365-day year as Inventories at the end of the quarter divided by Cost of revenue during the quarter annualized and then multiplied by 365.

Credit Arrangements

As of October 3, 2026, we had no used or unused credit arrangements beyond the facilities described in the 2026 Credit Agreement. The details of this arrangement are described in “Note 6 – Long-Term Debt” in the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Share Repurchase Program

See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” of this Quarterly Report on Form 10-Q for more information about the share repurchase program.

New Accounting Pronouncements

The information contained under the heading “New Accounting Pronouncements” in Note 1 – Basis of Presentation to our Consolidated Financial Statements in Part I, Item 1 of this report is incorporated by reference into this Part I, Item 2.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We assess these risks on a regular basis and have established policies that are designed to protect against the adverse effects of these and other potential exposures. We are exposed to interest rate risk related to our indebtedness. At October 3, 2026, we had $875.0 million outstanding under our 2026 Credit Agreement. A hypothetical increase in the one-month SOFR by 0.5% (50 basis points) would increase our future interest expense by approximately $1.1 million per quarter. There have been no material changes to the foreign currency exchange rate risk previously disclosed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our 2025 10-K.

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

Changes in Internal Control over Financial Reporting

On July 27, 2026, we completed the AMI Acquisition, and we are in the process of integrating AMI’s operations, including its internal control over financial reporting, into our internal control over financial reporting. In connection with this integration, we are implementing and, in certain cases, revising controls, processes and procedures relating to the acquired business. We will continue to evaluate and monitor our internal control over financial reporting and will continue to evaluate the operating effectiveness of related key controls.

Except as noted above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the third quarter of fiscal 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth above under “Note 14 – Contingencies – Legal Proceedings” contained in the Notes to Consolidated Financial Statements is incorporated herein by reference.

ITEM 1A. RISK FACTORS

These risk factors and all of the other information included in this Quarterly Report on Form 10-Q should be carefully considered in their entirety before making an investment decision relating to our common stock. If any of the risks described below occur, our business, financial condition, operating results, and cash flows could be materially adversely affected, and the trading price of our common stock could decline. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results. Effects from global business or political events, and the related impacts to economic and operating conditions, may further affect the volatility or degree of known and unknown risks.

Risk Factor Summary

Factors Related to the AMI Acquisition and Our Capital Structure

•	Our ability to integrate AMI and realize the anticipated benefits of the AMI Acquisition, and risks of other strategic transactions.

•	Our indebtedness, including the restrictions and variable interest rate exposure under the 2026 Credit Agreement.

•	Goodwill and intangible asset impairments.

Factors Related to Economic, Political, Legal & Regulatory Business Conditions

•	Economic, political, and business conditions related to our global business.

•	The impact of tariffs, trade restrictions, export controls, sanctions or similar actions on our global business.

•	Legal and regulatory conditions related to our global business.

Factors Related to Manufacturing our Products

•	Geopolitical exposure of our subcontractors that we rely on to supply silicon wafers, packaging, and testing to manufacture our semiconductor products.

•

Our achievement of continued yield and quality improvements, cost reductions, the availability and costs of wafers and other materials, risks associated with supply and purchase commitments, and changes in the mix of our business.

•	Potential warranty claims, product security vulnerabilities and other costs related to our products.

Factors Related to Intellectual Property

•	Fluctuations in our revenue and margins caused by the intellectual property and firmware licensing components of our business.

•	Material fluctuations in our revenue and gross margins caused by intermittent sales of patents and significant licensing transactions.

•	Our ability to protect our intellectual property rights, and our use of third-party and open-source technology.

Factors Related to Overall Business & Operations

•	Proper functioning of our information technology systems, including in response to data breaches, cyberattacks, or cyber-fraud, and the integration of AMI’s systems.

•	Accounting estimates and judgments, including for AMI’s firmware licensing and related service arrangements, and changes to accounting standards.

•	Exposure to unanticipated tax consequences as a result of changes in effective tax rates, tax laws, and our global organizational, intellectual property and intercompany structure.

•	Fluctuations in foreign currency exchange rates, and our foreign currency risk management and hedging activities.

•	Our internal control over financial reporting and business processes, including as we integrate AMI.

•	Our ability to compete with others to attract and retain key personnel, including personnel with specialized firmware and software expertise.

•	Our failure to adequately foresee and insure against risks related to our business.

•	Market conditions and investor sentiment relating to AI, and risks relating to the adoption, use or application of AI and other emerging technologies.

•	The impact of climate and climate-related policies and regulations on our business.

Factors Related to Our Markets and Product Development

•	Cyclical market patterns and potential downturns in our industry, our end markets or our segments.

•	Our ability to develop and introduce new products, including firmware and software, that achieve customer and market acceptance.

•	Our increasing use of and participation in open-source software, particularly in our AMI business, and competition from open-source and other alternative solutions.

•	Competition with companies that have significantly greater resources than us and numerous other product solutions.

•	Our reliance on independent contractors and third parties to provide key services in our product development and operations.

Factors Related to Our Sales and Revenue

•	Our dependence on our concentrated distribution model and on a limited number of significant customers.

•	Fluctuations in and the unpredictability of our business and our sales cycles.

•	Accounting requirements related to sales through our distribution channel.

General Risk Factors

•	The effects of inflationary pressures, interest rate fluctuations, and recessionary or economic slowdown risks.

•	Disruptions to our worldwide operations and supply chain due to natural or human-induced disasters.

•	Volatility in the trading price of our common stock, including as a result of sales of shares issued in the AMI Acquisition.

•	The impact of actual and potential litigation and unfavorable results of legal proceedings on our business.

•	The impact of pandemics or widespread global health problems on our business.

Factors Related to the AMI Acquisition and Our Capital Structure

We may not realize the anticipated benefits of the AMI Acquisition, and the AMI Acquisition and other strategic transactions could disrupt our business and adversely affect our financial condition and operating results.

On July 27, 2026, we completed the AMI Acquisition for total consideration of approximately $1 billion in cash and approximately 5.2 million shares of our common stock and restricted stock units, subject to adjustments set forth in the Merger Agreement. AMI’s results have been included in our consolidated financial statements since the acquisition date, and beginning in the third quarter of fiscal 2026, we report our results in two reportable segments, FPGA and AMI. AMI is a significant business relative to our historical operations and provides platform firmware and infrastructure manageability solutions, with offerings, contract terms, pricing arrangements, sales models and support obligations that differ from those of our historical FPGA business.

We are integrating AMI’s operations, products, technology, personnel, customer relationships, information technology systems, financial reporting processes, internal controls, legal entities, intellectual property ownership and tax arrangements with our own. This integration is complex and will require significant management attention and resources over an extended period. Our ability to realize the anticipated benefits of the AMI Acquisition, including expected revenue opportunities, synergies and cost savings, within the expected timeframe or at all, depends on a number of factors, including our ability to:

•	retain and motivate key AMI employees, many of whom have specialized firmware and software expertise and long-standing customer relationships;

•

maintain and expand AMI’s relationships with its customers, suppliers and partners, some of whom compete with our FPGA business and may delay, reduce or change their purchasing or partnering decisions as a result of the acquisition;

•	coordinate product roadmaps and go-to-market activities across businesses that have historically operated with different sales models;

•	integrate, where appropriate, AMI’s legal entities, intellectual property arrangements and intercompany relationships with our global organizational and tax structure;

•	incorporate AMI’s processes, which were designed for a privately held company, into our public-company reporting and control environment; and

•	manage the increased size, geographic scope and complexity of the combined business.

Our plans for AMI remain subject to significant execution risk, and we may not realize anticipated revenue growth, cross-selling opportunities, customer adoption, product integration, operating efficiencies, margins or other strategic or financial benefits on the timing or to the extent anticipated, or at all. Customer interest or engagement with our combined offerings may not result in design wins, production deployments or revenue, and we may not successfully execute our combined product roadmap or commercial strategy.

We have incurred, and expect to continue to incur, significant acquisition-related and integration costs, and these costs may be greater than we anticipate. As we continue to integrate AMI and evaluate the combined business, we may identify opportunities to further align our cost structure, operations and resources with our strategic priorities. Any resulting restructuring or other integration actions could result in additional costs or charges, disrupt our operations, affect employee retention or morale, and may not achieve the anticipated operating efficiencies or other benefits. We may also discover liabilities relating to the acquired business, including liabilities relating to intellectual property, product security, litigation, regulatory compliance or taxes, that were unknown to us or are greater than we anticipated. Our rights to escrow and indemnification under the Merger Agreement are limited in amount and duration and may not be sufficient to protect us. For additional risks relating to the AMI Acquisition, see the risk factors below relating to our indebtedness, goodwill and intangible assets, internal control over financial reporting, accounting estimates and judgments, and taxes.

More generally, we actively evaluate and may continue to pursue growth opportunities through acquisitions, strategic investments and strategic partnerships, and we may divest non-core assets. Identifying, evaluating, negotiating and completing these transactions requires significant management time and attention and involves substantial costs, whether or not a transaction is completed, and our indebtedness may limit our ability to finance future transactions on favorable terms or at all. Any strategic transaction may not strengthen our competitive position, may increase some of our risks, may result in charges against earnings, and may be viewed negatively by our customers, partners or investors. We may also receive unsolicited acquisition or business combination offers, and reviewing and responding to them can be costly and complex and may divert the attention of management. If we fail to integrate AMI or any other acquired business successfully, or fail to realize the anticipated benefits of a strategic transaction, our business, financial condition, results of operations and stock price could be materially adversely affected.

Our indebtedness could reduce our strategic flexibility and liquidity, increase our vulnerability to adverse economic and industry conditions, and adversely affect our results of operations.

In connection with the completion of the AMI Acquisition, we borrowed $925 million of delayed draw term loans under the 2026 Credit Agreement. As of October 3, 2026, we had $875 million of term loans outstanding under the 2026 Credit Agreement. The 2026 Credit Agreement also provides for a revolving credit facility of up to $200 million. As of October 3, 2026, we had no outstanding borrowings under the revolving credit facility. The term loans amortize quarterly, and the term loans and any revolving loans mature on June 30, 2031. The term loans and the revolving credit facility are senior secured obligations. Our obligations under the 2026 Credit Agreement are guaranteed by certain of our U.S. subsidiaries meeting materiality thresholds set forth in the 2026 Credit Agreement and are secured by substantially all of our assets and the assets of those subsidiary guarantors, subject to customary exceptions.

Borrowings under the 2026 Credit Agreement bear interest at variable rates based on term SOFR or a base rate, plus a margin that varies with our total net leverage ratio. As a result, increases in prevailing interest rates, or an increase in our leverage ratio, will increase our interest expense and reduce the cash available for other purposes.

The 2026 Credit Agreement contains customary affirmative and negative covenants, including covenants that limit our ability and the ability of our subsidiaries to incur debt, grant liens, undergo certain fundamental changes, make investments, make certain restricted payments, dispose of assets, enter into transactions with affiliates and enter into burdensome agreements, in each case subject to limitations and exceptions. We are also required to maintain a maximum total net leverage ratio and a minimum interest coverage ratio. Our ability to comply with these requirements depends on our operating results, which may be affected by industry cycles, changes in customer demand and other factors beyond our control.

The amount and terms of our indebtedness could have important consequences, including the following:

•	we may be more vulnerable to economic and industry downturns, less able to withstand competitive pressures, and less flexible in responding to changing business and economic conditions;

•

a portion of our cash flow from operations will be used to pay principal and interest on our indebtedness and will not be available for research and development, operations, acquisitions, share repurchases or other purposes;

•	we might not generate sufficient cash flow from operations or other sources to meet our payment obligations and to fund our other liquidity needs;

•	our ability to incur additional debt for working capital, acquisitions or other needs is limited, and the cost of any additional or refinanced debt may be higher; and

•	our ability to make distributions to our stockholders in a sale or liquidation may be limited until our indebtedness is repaid in full.

If we are unable to service our debt, we may need to sell assets, restructure or refinance our debt, or seek additional equity capital, which could be dilutive to our stockholders, and prevailing economic and credit market conditions could adversely affect our ability to do so on acceptable terms or at all. If we breach a covenant, the lenders could accelerate the repayment of our indebtedness, and we might not have sufficient assets to repay it. If we are unable to repay or refinance our indebtedness upon acceleration or at maturity, the lenders could foreclose on the collateral securing the 2026 Credit Agreement, which could materially decrease the value of our common stock.

We have recorded a significant amount of goodwill and acquired intangible assets, primarily in connection with the AMI Acquisition, and we may be required to record impairment charges that could adversely affect our results of operations.

As of October 3, 2026, we had goodwill of $1,369.5 million and net identifiable intangible assets of $559.7 million, a substantial majority of which arose from the AMI Acquisition. The identifiable intangible assets acquired in the AMI Acquisition principally consist of developed technology, customer relationships and trade names. The amounts recorded are based on our preliminary allocation of the purchase price, which required significant estimates and assumptions, including with respect to projected financial information, discount rates and useful lives, and which may be adjusted during the measurement period of up to one year from the acquisition date.

We are required under U.S. GAAP to test goodwill for impairment at least annually, and to test goodwill and long-lived assets, including amortizable intangible assets, for impairment whenever events or circumstances indicate that their carrying value may not be recoverable.

We test goodwill for impairment at the reporting-unit level. Following the AMI Acquisition and the resulting changes to our organizational and segment-reporting structure, we have two reporting units for purposes of goodwill impairment testing. If the AMI business or any other reporting unit does not perform as expected, if the assumptions used to value acquired intangible assets change unfavorably, or if industry, economic or market conditions deteriorate, we may be required to record impairment charges or otherwise revise our estimates relating to these assets, which could increase future expense. We recorded impairment charges of approximately $13.9 million in fiscal year 2024 related to amortizable intangible assets from our acquisition of Mirametrix, Inc. Because the amount of goodwill and intangible assets arising from the AMI Acquisition is significant, any future impairment charge could be material. Although an impairment charge would be non-cash when recognized, it would reduce our reported results and stockholders’ equity and could adversely affect the trading price of our common stock.

Factors Related to Economic, Political, Legal & Regulatory Business Conditions

Our global business operations expose us to various economic, political, and business risks, which could impact our business, operating results and financial condition.

We have significant domestic and international operations. Our international operations include foreign sales offices to support our international customers and distributors, which account for the majority of our revenue, and operational and research and development sites in China, the Philippines, Malaysia, India and other locations in Asia and elsewhere. The AMI Acquisition has expanded our operations and employee presence in several countries where we previously operated, including India and China, and added or expanded operations in Taiwan and other jurisdictions. In addition, we purchase our wafers from foreign foundries; have our commercial products assembled, packaged, and tested by subcontractors located outside of the United States; and rely on international service providers for a variety of services, including inventory management, lead time management, technical support, factory engagement meetings, and order fulfillment.

Worldwide political and economic conditions and events can have indirect and unpredictable effects on global economic conditions, customer demand, currency exchange rates, capital markets, and the operations of our customers, suppliers, and logistics partners. Any escalation of political unrest, deterioration in diplomatic relations, or expansion of regional or global sanctions could adversely affect global trade flows and supply chains and, in turn, negatively impact our business, operating results, and financial condition. For example, conflict in the Middle East, the continuing military conflict between Ukraine and Russia, as well as the financial and trade-related restrictions associated with Russia and Belarus and economic sanctions on certain individuals and entities in Russia and Belarus, and recent political developments and heightened uncertainty in Latin America, have increased geopolitical and economic volatility globally. These developments may result in new or expanded sanctions, trade restrictions, financial market disruptions, volatility in energy and commodity prices, and broader macroeconomic instability, and may further disrupt global supply chains and could result in shortages of key materials that our suppliers and foundry partners require to satisfy our needs. Additionally, the U.S. government has continued, and may increase, restrictions on the export of semiconductor-and supercomputer-related products, including semiconductor manufacturing equipment, which may restrict the ability to export, reexport, or otherwise transfer U.S.-controlled certain chips, products containing those chips, chip-related technology and software, and items related to semiconductor manufacturing worldwide without export authorization. In many cases, specific export licensing will be required and these licenses are subject to a policy of denial. China has responded by implementing additional export controls on products exported from China. These increasing restrictions, as well as additional future controls impacting the semiconductor ecosystem, may impact the global supply chain and could result in shortages of key materials that our suppliers and foundry partners require to satisfy our needs. Any deterioration in the relations between Taiwan and China, and other factors affecting military, political or economic conditions in Taiwan or elsewhere in Asia, could adversely impact our third-party manufacturing partners and suppliers located in the region, which could disrupt our business operations. The outbreak of new, or expansion or prolongation of current, military conflicts could disrupt global trade, transportation routes, energy and commodity markets, and supply chains, increase macroeconomic volatility, and adversely affect demand for our products, the operations of our customers and suppliers, and our business and financial results. Furthermore, adverse macroeconomic conditions, such as inflation and labor shortages, may affect demand for our products or increase our product or labor costs, negatively impacting our revenues, gross margins, and overall financial results.

Our domestic and international business activities are subject to economic, political and regulatory risks, including: increased inflation; volatility in financial markets; fluctuations in consumer liquidity; changes in interest rates; price increases for materials and components; trade barriers or changes in trade policies; political instability; acts of war or terrorism; natural disasters; economic sanctions; weak economic conditions; environmental regulations; labor regulations; disruptions to labor markets; import and export regulations; tax or freight rates; duties; trade restrictions; interruptions in transportation or infrastructure; anti-corruption laws; domestic and foreign governmental regulations; potential vulnerability of and reduced protection for intellectual property; disruptions or delays in production or shipments; and instability or fluctuations in currency exchange rates, any of which could lead to decreased demand for our products or a change in our results of operations. Supply chain constraints, inflation, or labor market disruptions, events outside of our control could have a material adverse impact on our business, operating results, and financial condition in the future. Uncertainty about future political and economic conditions makes forecasting demand and providing guidance difficult. Accordingly, our expectations are subject to change without warning and investors are cautioned not to place undue reliance on them.

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

These restrictions include measures under United States’ authority under Section 232 of the Trade Expansion Act of 1962 to impose tariffs or other restrictions on imports deemed to threaten national security, including potentially with respect to semiconductors and products incorporating semiconductors. As a fabless semiconductor company that relies on a predominantly non-U.S. manufacturing and supply chain, the imposition of Section 232 measures could increase costs, disrupt supply chains, reduce customer demand, or place us at a competitive disadvantage relative to companies with different manufacturing footprints. Section 232 actions may be imposed with limited notice and could prompt retaliatory measures by other countries, further increasing global trade uncertainty and adversely affecting our business and financial results. In 2025, the U.S. Department of Commerce initiated a Section 232 national security investigation relating to semiconductors and semiconductor manufacturing equipment, and the outcome of that investigation, including any resulting tariffs, quotas, or other restrictions, is uncertain and could be implemented with limited notice. In January 2026, the President issued a proclamation under Section 232 imposing an immediate 25% tariff on certain advanced semiconductor articles and announcing that broader tariffs on semiconductors, semiconductor manufacturing equipment, and derivative products may follow. The United States has also implemented Section 232 tariffs on imports of various additional commodities, including articles of steel, aluminum, copper, and timber, as well as passenger vehicles, trucks, and automotive parts.

Beginning in 2018, the U.S. government imposed significant additional tariffs of 7.5% to 25% on many items imported from China, including under Section 301 of the Trade Act of 1974, and the scope and rates of these tariffs have generally increased up to 100% on certain products (including a 50% tariff on certain Chinese semiconductor items beginning in early 2025). In late 2025, the U.S. Trade Representative concluded following an additional Section 301 trade investigation that China engaged in unfair trade acts, policies, and practices with respect to the semiconductor industry, and therefore announced an intention to implement an additional Section 301 tariff on Chinese semiconductors, in addition to the existing 50% Section 301 tariff, beginning on June 23, 2027.

In addition, the U.S. government has imposed additional duties under other legal authorities, and applicable duties may be increased, reduced, suspended, reinstated, or otherwise changed from time to time, and in some cases may be cumulative with other applicable duties or trade remedies. These measures include tariffs imposed between February 2025 and February 2026 pursuant to authorities asserted under the International Emergency Economic Powers Act (“IEEPA”), which were subsequently determined to be unauthorized by the U.S. Supreme Court; tariffs imposed between February 2026 and July 2026 pursuant to authorities asserted under Section 122 of the Trade Act of 1974; and tariffs imposed since July 2026 pursuant to authorities asserted under Section 301 of the Trade Act of 1974. In response to these measures and related threats and actions, China and other countries have responded by imposing or threatening to impose significant trade measures, including tariffs on many items imported from the United States and export controls restricting the export of gallium, germanium, and other rare earth materials to the United States. While these risks have been partially mitigated based on bilateral trade deals reached between the U.S. and China, which are currently in effect, these agreements are temporary and may be unstable. Such escalations in trade measures may directly impair our business by increasing trade-related costs or disrupting established supply chains and may indirectly impair our business by causing a negative effect on global economic conditions and financial markets. The ultimate impact of these trade measures is uncertain and may be affected by various factors, including whether and when such trade measures are implemented, the timing when such measures may become effective, and the amount, scope, or nature of such trade measures.

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

The materials subject to these tariffs may impact the cost or availability of raw materials used by our suppliers or in our customers’ products. The imposition of further tariffs by the United States on a broader range of imports, or further retaliatory trade measures taken by other countries in response to additional tariffs, could increase costs in our supply chain or reduce demand of our customers’ products, either of which could adversely affect our results of operations. Any increase in trade-related costs associated with such measures may impair the profitability of such international production, may strain our suppliers’ ability to reliably provide inputs necessary to produce these items, may otherwise affect our partners’ abilities to provide our products at previously contracted prices, and may limit our ability to absorb increased costs without raising prices to our customers. Any such price increases could reduce customer demand, delay or cancel customer orders, or cause customers to seek alternative solutions, which could adversely affect our revenue, market share, and operating results. Our business and financial results could be negatively affected as a result.

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

Our AMI segment licenses platform firmware and infrastructure manageability software to, and provides updates and support for, server and other hardware manufacturers worldwide, including in China. If any of these customers become subject to export restrictions, sanctions or restricted-party designations, or if export controls or sanctions are expanded to cover the firmware, software, updates or technical support we provide, we may be required to suspend or terminate licensing, update or support relationships with those customers, which could adversely affect our revenue and customer relationships and expose us to compliance costs and liabilities.

In 2020, the U.S. imposed additional regulatory restrictions on the sale of U.S. controlled technology to customers in China. These restrictions include establishing additional licensing requirements in order to sell U.S.-originated technology for certain applications or to companies that participate in the Chinese national security supply chain. These restrictions also limit the fabrication of devices for certain Chinese companies where U.S. technology is involved in the fabrication process. Furthermore, in August 2020 the U.S. established additional licensing requirements for one of our China customers and its affiliates that limit any sales of products to that customer or for that customer’s products absent a license. The U.S. government has continued to and is likely to continue to add additional Chinese companies to restricted or prohibited party lists or impose additional licensing requirements that we may be unable to meet in a timely manner or at all. For example, the U.S. Department of Commerce’s Bureau of Industry and Security (“BIS”) has adopted, and then temporarily suspended, an interim final rule (the “Affiliates Rule”) that would extend certain entity-based licensing requirements to foreign entities owned 50% or more, directly or indirectly, individually or in the aggregate, by listed parties, whether or not those entities are themselves listed.

Additionally, the U.S. government continued, and may expand, controls enacted in October 2022 restricting the ability to send certain products and technology related to semiconductors, semiconductor manufacturing, and supercomputing to China without an export license. In 2023 and 2024, the U.S. government expanded the list of advanced integrated circuits subject to heightened export controls, including certain hardware containing these specified integrated circuits, expanded the list of destinations requiring export authorization for such items, and added new restrictions based on the headquarters location of the parties involved. The U.S. government also continued, and may expand, the scope of restrictions on the development or production of advanced integrated circuits and certain semiconductor manufacturing equipment, certain AI-related computing technologies, and supercomputing in China and other countries, and may continue to expand or revise these controls, including through worldwide licensing requirements, outbound investment restrictions, end-use or end-user restrictions, reporting requirements, or enhanced due diligence expectations. The scope, implementation timing, and enforcement posture of such controls may change rapidly and with limited notice. Proposed regulations would expand these controls further and impose additional reporting requirements. Other foreign governments may in turn impose similar or more restrictive controls. These controls or any additional restrictions may impact our ability to export certain products to China or other countries, prohibit us from selling our products to certain of our customers, or impact our suppliers who may utilize facilities or equipment described in these controls. It also is possible that the Chinese government or other governments will retaliate in ways that could impact our business.

In addition to restrictions on the sale or shipment of products, U.S. export control laws and regulations may apply to the transfer, sharing, or access of certain technology, software, source code, technical data, or know-how for research, development, engineering, testing, or support purposes, including through electronic access, remote collaboration, or internal development activities outside of the United States. Following the AMI Acquisition, these requirements may apply to additional firmware, software, source code, encryption functionality and related technical data used in our global research, development, engineering, testing and support activities. Such transfers or access may be deemed “exports” under applicable regulations, even when no product is sold and the activity is undertaken solely for internal development or cost-reduction purposes. As a result, our ability to expand, relocate, or optimize product development, engineering, or technical support activities in lower-cost or non-U.S. jurisdictions may be constrained by export licensing requirements, including requirements that are time-consuming, uncertain, subject to conditions, or subject to a policy of denial. If required licenses are delayed, denied, or granted only with restrictive conditions, we may be required to limit the scope of, delay, restructure, or forego certain development initiatives, incur additional compliance and administrative costs, or reallocate engineering resources to higher-cost locations. Any such limitations could reduce the expected benefits of our global development strategy, slow innovation, delay product development timelines, or adversely affect our operating efficiency and results of operations.

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

If we fail to comply with the many laws and regulations to which we are subject, both within the United States and internationally, we may be subject to significant fines, penalties or liabilities for noncompliance, which could harm our business and financial results. For example, we are subject to federal, state and foreign laws and regulations concerning data privacy and security, including the EU General Data Protection Regulation (“GDPR”), and U.S. state and local laws that govern the privacy and security of information, such as the California Consumer Privacy Act (“CCPA”). Other countries outside of the European Union, including the United Kingdom and China, also have enacted robust legislation addressing privacy, data protection, and cybersecurity and providing for substantial penalties for noncompliance. We are also subject to a wide range of other U.S. and international laws and regulations applicable to us, including anti-corruption and anti-bribery laws (such as the U.S. Foreign Corrupt Practices Act (“FCPA”)), export controls and economic sanctions, customs and trade compliance requirements, environmental, health and safety laws, product compliance and environmental regulations (such as restrictions on hazardous substances and electronic waste), conflict minerals and responsible sourcing requirements, competition and antitrust laws, employment and labor regulations, and tax laws and regulations. The AMI Acquisition has increased the number of jurisdictions in which we operate, and we are working to incorporate AMI’s operations into our compliance programs. The aforementioned regulatory frameworks and others around the world are evolving rapidly, and we anticipate that our efforts to comply with evolving laws and regulations addressing privacy, data protection, and cybersecurity will be a rigorous and time-intensive process that may increase our cost of doing business and may require us to change our policies and practices. Additionally, as a public company, we are subject to the requirements of federal securities laws, requirements of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules and regulations of the SEC, and the listing standards of the Nasdaq Stock Market. Noncompliance with these requirements could result in penalties, fines, liabilities, or reputational harm, which could harm our business or financial results. We are also subject to import/export regulations, rules regarding bulk data transfers, and applicable executive orders. These laws, regulations, and orders are complex, may change frequently and with limited notice, and have generally and may continue to become more stringent over time. Additionally, these local, national, and international regulatory frameworks and underlying rules and regulations may conflict with each other, resulting in uncertainty in their application or interpretation.

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

We have recently faced constraints in portions of our supply chain that limit our ability to fully satisfy customer demand. These constraints have limited, and may continue to limit, our ability to fulfill customer orders and recognize revenue in the amounts or periods we otherwise might have achieved. Our efforts to increase supply include working with our third-party manufacturing and test providers to secure additional capacity, as well as acquiring additional test equipment. These efforts are subject to capacity limitations, equipment availability, extended lead times and other constraints.

When our supply is constrained, we must allocate available product supply and available manufacturing capacity from our third-party manufacturing and test providers among customers based in part on anticipated customer requirements. Customer forecasts and indications of demand may change and may not accurately reflect customers’ ultimate requirements or timing. As a result, the timing, product mix or allocation of our available supply may not correspond to actual customer demand. Our inability to provide particular products when and where customers require them has resulted, and may continue to result, in delayed or lost sales, reduced customer satisfaction, changes in purchasing behavior or customers seeking alternative suppliers.

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

Our margins are dependent on our achieving continued yield and quality improvements, cost reductions, the supply and cost of wafers and materials, and the mix of our business.

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

Our anticipated growth also depends in part on increases in future manufacturing and test capacity available from our third-party manufacturing and test providers, including capacity that is not yet available and whose successful development, qualification and ramp depends substantially on those providers and their equipment suppliers. New or expanded third-party manufacturing and test capacity, production lines and related equipment may not become available when expected, may experience construction, equipment, qualification, yield, quality or ramp delays, or may fail to provide the capacity, performance or economics we anticipate. Our revenue forecasts and growth expectations depend in part on assumptions regarding the availability and timing of this additional third-party capacity.

Furthermore, worldwide manufacturing capacity available for the production of our products may be impacted by many factors which may impact availability and cost. If the demand for silicon wafers or assembly material exceeds market supply, or if suppliers increase prices to cover the cost of rising inflation, our supply of silicon wafers or assembly material could quickly become limited or prohibitively expensive. A shortage in third-party manufacturing or test capacity available to us could hinder our ability to meet product demand and therefore reduce our revenue. Silicon wafers constitute a material portion of our product cost, and if we are unable to purchase wafers at favorable prices, due to supply constraints, inflation, or other factors, our margins, results of operations, and financial condition may be adversely affected.

In order to secure sufficient supply, we may enter into long-term supply arrangements or make minimum purchase, volume or other commitments to our suppliers. Although these arrangements may improve our access to supply, they may reduce our ability to adjust purchases in response to changes in customer demand, product mix, market conditions or our business strategy. If actual demand is lower than we anticipate, or if our product or technology requirements change, these commitments could result in excess or obsolete inventory, inventory write-downs, increased working capital requirements, or obligations to purchase products or capacity that we are unable to use or sell on favorable terms, which could adversely affect our results of operations and financial condition.

Our consolidated gross margin also depends on the relative contribution of our FPGA and AMI segments, which have different cost structures and margin profiles, and on the mix of products, licenses and services within each segment. Changes in this mix could cause our consolidated gross margin to fluctuate from period to period.

We may be subject to warranty claims, costs relating to product security vulnerabilities, and other costs related to our products.

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

Our AMI segment’s platform firmware and infrastructure manageability solutions are incorporated into servers and other computing systems. Security vulnerabilities or defects in these products, including vulnerabilities arising from third-party or open-source components, could adversely affect our customers’ systems and require us to develop and distribute updates, provide remediation support, respond to customer or regulatory claims, or incur other costs. Any actual or perceived vulnerability could harm our reputation and customer relationships.

Factors Related to Intellectual Property

The intellectual property and firmware licensing components of our business increase our business risk and the fluctuation of our revenue and margins.

Our business strategy includes licensing our intellectual property, and, following the AMI Acquisition, licensing firmware and related software, to companies that incorporate it into their technologies that address multiple markets, including markets where we participate and compete. Our licensing and services revenue may be impacted by the introduction of new technologies by customers in place of the technologies we license, changes in the law that may weaken our ability to prevent the use of our patented technology by others, the expiration of our patents, and changes of demand or selling prices for products using licensed patents. We cannot assure that our licensing customers will continue to license our technology on commercially favorable terms or at all, or that these customers will introduce and sell products incorporating our technology, accurately or timely report royalties owed to us, pay agreed upon royalties, honor agreed upon market restrictions, or maintain the confidentiality of our proprietary information, or will not infringe upon or misappropriate our intellectual property. Our intellectual property and firmware licensing agreements are complex and may depend upon many factors that require significant judgments, including completion of milestones, allocation of values to delivered items and customer acceptance.

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

If we are unable to adequately protect our intellectual property rights globally, or if our use of third-party or open-source technology is challenged, our financial results and our ability to compete effectively may suffer.

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

Our products, including our AMI segment’s firmware and software, incorporate technology licensed from third parties and open-source software. If these licenses become unavailable on commercially reasonable terms, or if we fail to comply with their terms, including open-source license obligations, we could be required to re-engineer products, cease distributing certain products, release proprietary source code, or pay damages or royalties. Our agreements with customers often include intellectual property indemnification obligations, which could require us to incur significant costs to defend or settle claims made against our customers.

Factors Related to Overall Business & Operations

Our business depends on the use of information technology systems. A failure of these systems, cybersecurity incidents, or cyber-fraud may cause business disruptions, compromise our intellectual property or other sensitive information, or result in losses.

We rely on information technology (“IT”) networks and systems to collect, process, maintain, use, share, disseminate, and dispose of our information and manage our operations, including financial reporting. Our IT systems are subject to power and telecommunication outages and other system failures and disruptions. Further, despite our security measures, our IT systems may be vulnerable to cybersecurity threats and suffer cybersecurity incidents. The frequency, sophistication and impact of cybersecurity threats continue to evolve, including through the use of AI-enabled tools by threat actors, which may increase the effectiveness of phishing, social engineering, fraud and other attacks. These systems are also supported by subcontractors and third-party providers who may also be subject to power and telecommunication outages or other general system failures and disruptions and cybersecurity threats and cybersecurity incidents. The legal, regulatory and contractual environments surrounding information security, data privacy, and data protection are complex and evolving. We continue to commit significant resources to implementing new systems to standardize our processes worldwide and to develop our capabilities in these areas. We are focused on realizing the full analytical functionality of these conversions, which can be extremely complex, in part, because of the wide range of legacy systems and processes that must be integrated.

In the normal course of business, and as we integrate AMI’s IT systems, networks and applications with our own, we may implement new or updated IT systems and, as a result, we may experience delays or disruptions in the integration of these systems, or the related procedures or controls. The policies and security measures established with our IT systems may be vulnerable to cybersecurity incidents such as security breaches and cyberattacks, or cyber-fraud. We may also encounter corruption or loss of data, an inability to accurately process or record transactions, and security or technical reliability issues. All of these could harm our ability to conduct core operating functions such as processing invoices, shipping and receiving, recording and reporting financial and management information on a timely and accurate basis, and could impact our internal control compliance efforts. If the technical solution or end user training are inadequate, it could limit our ability to manufacture and ship products as planned. Moreover, the proper functioning of the internal processes that the IT systems and networks support relies on qualified employees. Competition for qualified employees is intense, global, and has increased across the global economy, and in particular in the United States. Employee turnover could lead to disruptions in our processes, inadequate end user training or difficulty updating our IT systems and networks.

We maintain sensitive data on our networks and on the networks of our business partners and third-party providers, including proprietary and confidential information relating to our intellectual property, personnel, and business, and that of our customers and third-party providers. Companies have been increasingly subject to a wide variety of cybersecurity incidents such as cyberattacks, hacking, phishing, malware, ransomware, and other attempts to gain unauthorized access to systems or data, or to engage in fraudulent behavior. Cyberattacks have become more prevalent, sophisticated and much harder to detect and defend against and it is often difficult to anticipate or detect such incidents on a timely basis and to assess the damage caused by them. In addition, our agreements with third-party providers, including but not limited to the liability limitations and insurance provisions contained in such agreements, may be inadequate to cover the liability, if any, associated with any security breaches. Increasing geopolitical tensions or conflicts have also created, and may continue to create, a heightened risk of cyberattacks. Further, AI and other evolving technologies, including AI technologies that may be used to identify and exploit security vulnerabilities, may also increase the prevalence and impact of cyberattacks. Our policies and security measures cannot guarantee security, and our IT infrastructure, including our networks and systems, may be vulnerable to security breaches and cybersecurity incidents, cyberattacks, or cyber-fraud. In the past, third parties have attempted to penetrate and/or infect our network and systems with malicious software and phishing attacks in an effort to gain access to our network and systems. In addition, we are subject to the risk of third parties falsifying invoices and similar fraud, including by obtaining unauthorized access to our vendors’ and business partners’ networks. Although past threats and incidents have not resulted in a material adverse effect, we may incur material losses related to cybersecurity and other threats or incidents in the future.

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

Our financial results depend on accounting estimates and judgments, including with respect to revenue from AMI’s firmware licensing and related service arrangements, and changes in accounting standards could affect our results of operations and business practices.

We prepare our consolidated financial statements in conformity with U.S. GAAP, which requires us to make estimates, judgments and assumptions that affect the amounts reported in our financial statements. The AMI Acquisition has added revenue arrangements and purchase-accounting matters that require additional estimates and judgments. AMI’s arrangements include firmware licenses and related support and other services, which often involve multiple performance obligations. Accounting for these arrangements requires judgment in identifying performance obligations, determining standalone selling prices, including through estimation methods when observable standalone sales are not available, allocating transaction consideration among the performance obligations, and determining the timing of revenue recognition. Certain arrangements may also depend on the accuracy and timeliness of usage or royalty reports provided by customers.

Changes in our estimates or judgments, or new information about our arrangements, could cause the amount or timing of the revenue we recognize to differ from our expectations and could cause our results to fluctuate from period to period. Our accounting for the AMI Acquisition also required significant estimates, including in the allocation of the purchase price to the assets acquired and liabilities assumed. See also “We have recorded a significant amount of goodwill and acquired intangible assets, primarily in connection with the AMI Acquisition, and we may be required to record impairment charges that could adversely affect our results of operations” above.

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

Changes in effective tax rates, tax laws, and our global organizational, intellectual property, and intercompany structure, including as a result of the integration of AMI, could expose us to unanticipated tax consequences.

We are subject to taxation in the United States and other countries. Certain tax positions may remain open to examination for several years. Challenges by tax authorities to our previous tax positions and intercompany transfer pricing arrangements, and continuing assessments of our tax exposures may have an adverse effect on our provision for income taxes and cash tax liability. We operate legal entities in multiple countries and maintain intercompany cost-sharing, licensing, and other transfer pricing arrangements, that are intended to align our corporate structure with our global business operations. Following the AMI Acquisition, we are evaluating how to integrate AMI’s legal entities, intellectual property ownership, and intercompany arrangements with our existing global organizational and tax structure. This evaluation may result in changes to the ownership or location of our intellectual property, our legal entity structure, or our intercompany cost-sharing, licensing and other transfer pricing arrangements. Implementing any of these changes could result in significant tax costs or affect our effective tax rate. Tax authorities may also challenge the tax treatment of these changes or the pricing of our intercompany arrangements, and any integration we complete may fail to produce the anticipated benefits. Changes in the composition of our earnings among jurisdictions with different tax rates, including as a result of the AMI Acquisition, and limitations on our ability to deduct interest expense on our indebtedness, may also affect the taxes we pay or the tax provision we record, which could adversely affect our results of operations. Our ability to transfer cash among jurisdictions and legal entities may also be subject to tax costs, legal restrictions, and other limitations, which could affect the availability of cash for debt service or other corporate purposes.

We also may be impacted by changes in the tax laws of the United States and foreign jurisdictions. U.S. and foreign tax legislation may be enacted, amended, or repealed from time to time, and such changes may have retroactive or prospective effects and may require significant interpretation or judgment in their application. A number of countries, as well as organizations such as the Organisation for Economic Co-operation and Development (“OECD”), which represents a coalition of member countries, support the 15% global minimum tax initiative, and have adopted or intend to adopt laws to implement this initiative. On January 5, 2026, the OECD announced a “side-by-side” elective safe harbor that may provide qualifying U.S.-parented multinational groups relief from certain aspects of the global minimum tax regime for taxable years beginning on or after January 1, 2026. The safe harbor does not eliminate qualified domestic minimum top-up taxes or similar domestic minimum taxes that may be imposed by individual jurisdictions. Such changes, as well as changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions, could have a material adverse effect on our business, results of operations, or financial condition. In addition, future effective tax rates could be affected by changes in the valuation of deferred tax assets and liabilities.

Fluctuations in foreign currency exchange rates, and our foreign currency risk management and hedging activities, could adversely affect our results of operations.

We have significant global operations, including foreign sales and service activities and international operating and research and development sites, and we rely on foreign suppliers and service providers. As a result, financial results may be exposed to fluctuations in foreign currency exchange rates. Foreign currency movements may affect, among other things, the U.S. dollar cost of operating expenses and headcount in foreign locations, the pricing and cost of goods and services purchased from non-U.S. suppliers, the competitiveness of our products in certain markets, and the U.S. dollar value of foreign currency denominated assets and liabilities. These impacts can be difficult to predict, may occur rapidly, and may adversely affect our gross margin and operating results. In fiscal 2026, we began entering into foreign currency forward contracts, which we designate as cash flow hedges, to reduce the impact of exchange rate fluctuations on certain operating expenses denominated in currencies other than the U.S. dollar, and we may from time to time enter into other foreign currency risk management transactions. However, these activities may not be effective, may be costly to implement and maintain, and may expose us to additional risks, including: (i) hedges that do not offset underlying exposures due to forecasting error,

Timing mismatches, changes in exposure profile, or market illiquidity; (ii) adverse accounting impacts, including additional earnings volatility due to ineffectiveness or changes in hedge accounting treatment; (iii) counterparty credit risk, settlement risk, collateral or liquidity requirements, and operational risk in executing, monitoring, and governing a hedging program; and (iv) reduced ability to benefit from favorable foreign currency movements. Even if we pursue hedging strategies, foreign currency fluctuations could still have a material adverse effect on our financial condition and results of operations.

If we fail to maintain effective internal control over financial reporting and business processes, including as we integrate AMI, our ability to report our financial results accurately and on time could be impaired.

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

Before the AMI Acquisition, AMI was privately held and was not required to maintain internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. We have begun integrating AMI’s accounting, financial reporting and information technology processes into our control environment. As permitted by SEC guidance for recently acquired businesses, we expect to exclude AMI from the scope of management’s assessment of the effectiveness of our internal control over financial reporting as of the end of fiscal 2026 and to continue implementation, documentation, testing and training of controls across AMI’s operations during fiscal 2027. Incorporating AMI into our control environment increases the complexity of our financial reporting, and if we are unable to implement and maintain appropriate controls across the combined company in a timely manner, our ability to report our financial results accurately and on time could be impaired.

We must also maintain high quality business processes, and we also use third-party IT vendors and their business processes. We rely on our and their business processes to, among other things, coordinate with our suppliers, manage our supply chain efficiently, manufacture high quality products and comply with various laws and regulations. Any failure by us, or by our third-party IT vendors, to maintain high quality business processes, or to effectively adjust our or their business processes to changing circumstances and needs, including in connection with the integration of AMI, could limit our ability to meet our business needs, which could adversely affect our business, financial results, and stock price.

We compete with others to attract and retain key personnel, and any loss of, or inability to attract, such personnel could adversely affect our ability to compete effectively.

We depend on the efforts and abilities of certain key members of management and other technical personnel. Our future success depends, in part, upon our ability to retain such personnel and attract and retain other highly qualified personnel, particularly product engineers who can respond to market demands and required product innovation. Following the AMI Acquisition, our workforce is larger and more geographically dispersed and includes employees with specialized firmware and software expertise, for whom competition is intense. Equity awards are an important component of our compensation, and declines or volatility in the trading price of our common stock may reduce their retention value. Competition for such personnel has been increasing generally throughout the economy, and we may not be successful in hiring or retaining new or existing qualified personnel. In recent years, we have conducted worldwide reductions in force, and we periodically conduct targeted workforce reductions, which could cause disruptions in our operations, negatively affect employee morale, and make us a less attractive employer in the market for new talent. If we lose existing qualified personnel or are unable to hire new qualified personnel, as needed, we could have difficulty competing in our highly competitive and innovative environment.

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

We carry insurance customary for companies in our industry, including, but not limited to, liability, property, and casualty; workers’ compensation; cyber liability; and business interruption insurance. We also insure our employees for basic medical expenses. In addition, we have insurance contracts that provide director and officer liability coverage for our directors and officers. Other than the specific areas mentioned above, we are self-insured with respect to most other risks and exposures, and the insurance we carry in many cases is subject to a significant policy deductible or other limitation before coverage applies. Based on management’s assessment and judgment, we have determined that it is more cost effective to self-insure against certain risks than to incur the insurance premium costs. The risks and exposures for which we self-insure include, but are not limited to, certain natural disasters, certain product defects, certain matters for which we indemnify third parties, political risk, certain theft, patent infringement, and employment practice matters. Should there be a catastrophic loss due to an uninsured event (such as an earthquake) or a loss due to adverse occurrences in any area in which we are self-insured, our financial condition or operating results could be adversely affected.

Our growth expectations depend in part on significant and rapidly evolving investment in AI and data-center infrastructure, and volatility in these markets, changes in investor sentiment relating to AI, and risks associated with AI and other emerging technologies may adversely affect our business, results of operations and the trading price of our common stock.

Demand for a portion of our products, including products sold into data center and server applications in our Compute and Communications end market and our AMI segment, depends on capital spending by cloud service providers, data center operators and other participants in AI infrastructure. The adoption of AI solutions and other emerging technologies may not develop in the manner or in the time periods we anticipate, and demand for products that support these technologies may be unpredictable and may vary significantly from period to period. Capital spending on AI-related infrastructure may fluctuate significantly and may be reduced or delayed. Our customers or end markets may reduce, delay or redirect their spending, including because of concerns about the cost of AI infrastructure or the returns on AI investments, a perceived or actual overbuild of AI capacity, limits on their ability to finance large infrastructure commitments, constraints on the availability of power and other resources needed for data center deployment, or changes in technology architectures, including the adoption of more efficient AI models, that reduce the need for certain components. Because a portion of our anticipated growth depends on these markets, any slowdown or change in investment could materially affect our growth rates, revenue and operating results.

In addition, investor sentiment toward AI and companies that supply products used in AI infrastructure has been volatile, and changes in that sentiment may cause the trading price of our common stock to fluctuate significantly, regardless of our operating performance.

Even if these markets evolve in the manner we anticipate, if we do not have timely, competitively priced and market-accepted products available to meet customer needs in these areas, we may miss significant opportunities and our business, financial condition and results of operations could be materially and adversely affected.

Our efforts to comply with laws and regulations worldwide relating to AI, data use, privacy, cybersecurity and product safety, and changes in those laws and regulations, may increase the costs of developing, marketing and supporting products used in AI applications and may limit their adoption.

Concerns regarding the accuracy, security, bias, privacy, intellectual property implications or misuse of AI systems may reduce adoption, result in additional or expanded legal or regulatory requirements, or expose us or our customers to claims, investigations, reputational harm or additional compliance costs. In addition, regulatory and investor scrutiny of public statements regarding AI capabilities and plans continues to evolve, and any inaccurate or incomplete statements could result in litigation, regulatory inquiries, reputational harm and additional compliance costs.

We also develop and offer AI-assisted tools that support semiconductor design and development workflows. These tools may generate inaccurate, incomplete or otherwise unreliable outputs, and their performance may depend in part on third-party AI models, software and services that we do not control. Although our tools may incorporate validation processes and allow users to review and verify outputs, these measures may not prevent errors or unintended results. Actual or perceived failures of our AI-assisted tools, or security, confidentiality, intellectual property or other concerns arising from their use or integration with third-party AI technologies, could adversely affect customer adoption, our reputation and our relationships with customers, or expose us to claims or additional regulatory requirements.

We and our employees, consultants and partners use third-party AI tools, and the governance of that use can be challenging. The use of these tools could expose our proprietary or confidential information, result in claims of intellectual property infringement or noncompliance with open-source requirements, introduce security vulnerabilities, or produce inaccurate outputs that lead to errors in our decision-making, product development or other business activities. Our ability to mitigate these risks will depend on maintaining, monitoring and enforcing appropriate policies governing the use of AI tools.

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

Additionally, concerns over climate have resulted in, and are expected to continue to result in, the adoption of legal and regulatory requirements designed to address climate, as well as legal and regulatory requirements requiring certain climate-related disclosures. Where new laws or regulations are more stringent than current legal or regulatory requirements, we may experience increased compliance burdens and costs to meet such obligations. These laws could cause us to incur additional direct costs for compliance, as well as indirect costs resulting from our customers, suppliers or both incurring additional compliance costs that are passed on to us. These legal and regulatory requirements, as well as investor expectations, on corporate environmental and social responsibility practices and disclosure, are subject to change, can be unpredictable, and may be difficult and expensive for us to comply with, given the complexity of our supply chain and our significant outsourced manufacturing. If we are unable to comply, or are unable to cause our suppliers or subcontractors to comply, with such policies or provisions or meet the requirements of our customers and investors, customers may stop purchasing products from us or an investor may sell their shares, and may take legal action against us, which could harm our reputation, revenue, and results of operations.

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

Additionally, our products are used across different end markets, and demand for our products is difficult to predict and may vary within or among our Compute and Communications and Industrial and Embedded end markets. Following the AMI Acquisition, a larger portion of our business depends on demand for servers and other computing systems, and the performance of our AMI segment may be affected by cycles in server and data center spending that differ from those affecting our FPGA segment. Our target markets may not grow or develop as we currently expect, and demand may increase or change in one or more of our end markets, and changes in demand may reduce our revenue, lower our gross margin and affect our operating results. We have experienced concentrations of revenue at certain customers and within certain end markets, and we regularly compete for design opportunities at these customers and within these markets. Any deterioration in these end markets, reductions in the magnitude of revenue streams, our inability to meet design and pricing requirements, or volatility in demand for our products could lead to a reduction in our revenue and adversely affect our operating results. Our success in our end markets depends on many factors, including the strength or financial performance of the customers in our end markets, our ability to timely meet rapidly changing product requirements, market needs, and our ability to maintain design wins across different markets and customers to dampen the effects of market volatility. The dynamics of the markets in which we operate make prediction of and timely reaction to such events difficult.

Investment related to AI infrastructure may increase volatility in semiconductor demand. If current investment levels or customer expectations are not sustained, reductions or delays in AI-related spending could contribute to a downturn in portions of the semiconductor industry or the end markets we serve.

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

We compete in a dynamic environment characterized by rapid technology and product evolution, generally followed by a relatively longer process of ramping up to volume production on advanced technologies. Our end customers’ continued use of our products is frequently reevaluated, as certain of our customers’ product life cycles are relatively short and they continually develop new products. The selection process for our products to be included in our customers’ new products is highly competitive. There are no guarantees that our products will be included in the next generation of products introduced by these customers. Additionally, our markets are also characterized by evolving industry standards and increased demand for more features and performance, which requires higher levels of integration and more advanced process technology. Our competitive position and success depend on our ability to innovate, develop, and introduce new products that compete effectively on the basis of price, density, functionality, power consumption, form factor, and performance, and our ability to address the evolving needs of the markets we serve, among other things. With increased introduction of new products, we expect revenue related to mature products to decline over time in a normal product life cycle. As a result, we may be increasingly dependent on revenue derived from our newer products.

Our future growth and the success of new product introductions depend upon numerous factors, including:

•	timely completion and introduction of new product designs;

•	ability to generate new design opportunities and design wins, including those which result in sales of significant volume;

•	achievement of necessary volume of production to achieve acceptable cost;

•	availability of specialized field application engineering resources supporting demand creation and customer adoption of new products;

•	ability to utilize advanced manufacturing process technologies;

•	achieving acceptable yields and obtaining adequate production capacity from our wafer foundries and assembly and test subcontractors;

•	the avoidance or management of significant quality or reliability issues;

•	ability to obtain advanced packaging;

•	availability of supporting software design tools;

•	utilization of predefined IP logic;

•	customer acceptance of advanced features in our new products;

•	our ability to develop, update and support firmware and software that remains compatible with evolving processor, server and data center architectures and industry standards;

•	our ability to adapt AMI’s business model, product and service offerings and commercial arrangements in a timely manner as customer requirements, technology and markets evolve; and

•	market acceptance of our customers’ products.

The failure of any of these factors, among others, could adversely affect our product innovation, development and introduction efforts and our financial condition and results of operations.

The success of our AMI segment depends in part on our ability to continually develop and release firmware and software updates, including security updates, to support new platforms and customer requirements. Delays or defects in these releases, or our inability to keep pace with changes in the architectures and standards on which our customers’ systems are based, could adversely affect demand for our products and our customer relationships.

We compete against companies that have significantly greater resources than us and numerous other product solutions.

The semiconductor industry is highly competitive and many of our direct and indirect competitors have substantially greater financial, technological, manufacturing, marketing, and sales resources than us. While consolidation has occurred and may continue to occur in our industry, resulting in some competitors having greater scale, resources, or synergies, the industry has also experienced, and may continue to experience, restructurings, divestitures, or spin-offs of business units into independent companies. Such transactions may result in competitors that are more focused on particular markets or product lines, have increased strategic flexibility, or are more willing to invest aggressively or compete on pricing, which could intensify competition in certain segments. Whether through consolidation or deconsolidation, these industry dynamics could place us at a competitive disadvantage, including the ability to attract qualified employees, invest in product development, or absorb increased costs without raising prices. We also expect to face additional competition from new entrants in our markets, which may include both large domestic and international semiconductor manufacturers, as well as smaller, emerging companies. We currently compete directly with companies that have licensed our technology or have developed similar products, as well as numerous semiconductor companies that offer products based on alternative solutions, such as applications processor, application specific standard product, microcontroller, analog, and digital signal processing technologies. Competition from these semiconductor companies may intensify as we offer more products in any of our end markets. These competitors include established, multinational semiconductor companies, as well as emerging companies. Our AMI segment competes with other providers of platform firmware and infrastructure manageability solutions, internal development efforts by customers and potential customers, and open-source or other alternative solutions, some of which may be available at little or no direct cost. Additionally, our competitors may operate under more favorable regulatory environments or benefit from economic policies (such as subsidies or other protectionism) that provide them with additional competitive advantages.

Our increasing use of and participation in open-source software, particularly in our AMI business, subjects us to competitive, commercial, intellectual property and compliance risks.

Certain of our products and solutions, particularly within our AMI business, incorporate, interact with or are developed using open-source software, and AMI participates in and contributes to open-source firmware ecosystems. Open-source firmware and software solutions are an increasingly important part of the markets in which AMI competes, and customers, silicon providers, original equipment manufacturers, original design manufacturers and other industry participants may increasingly develop, customize, deploy or support open-source solutions internally or through third parties rather than purchase proprietary products, licenses or services from us. Open-source alternatives may be available at little or no direct cost and may reduce demand for, or place pricing pressure on, our proprietary firmware, software, support and services.

Our strategy includes developing commercial products and services that incorporate or operate with open-source technologies while seeking to differentiate our offerings through proprietary technology, integration, validation, security, performance, support and other capabilities. There can be no assurance that we will be successful in maintaining sufficient differentiation or in developing and adapting our business and pricing models to monetize products and services based on or used with open-source technologies. Changes in customer preferences, industry standards, community-developed technologies or the level of investment by customers and other industry participants in open-source solutions could reduce our competitive differentiation, revenue or margins.

In addition, the use, modification and distribution of open-source software may subject us to license terms that impose obligations regarding attribution, redistribution, availability of source code, modification or licensing of derivative works. Our products may combine open-source components with proprietary technology, and interpreting and complying with applicable open-source licenses can be complex. If we or third parties acting on our behalf fail to comply with applicable license requirements, or if proprietary technology is determined to be subject to open-source licensing obligations, we could be required to make source code available, modify or discontinue affected products, obtain alternative technology or licenses, incur remediation costs, or face claims, reputational harm or other adverse consequences. Open-source components may also contain defects, vulnerabilities or other issues that we do not control and that may be difficult or costly to identify and remediate. Any of these developments could adversely affect our business, competitive position, results of operations and financial condition.

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

Our growth plans may depend on third parties successfully completing development, manufacturing, qualification, platform-launch or other activities on schedules we do not control. Delays or changes in those activities can affect the timing or amount of demand for our products even where we have executed our own obligations as planned.

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

Factors Related to Our Sales and Revenue

Our revenues depend on a highly concentrated distribution model and on a limited number of significant customers. An adverse change in these relationships, or in the performance or financial condition of these distributors or customers, could adversely affect our business and results of operations.

We depend on a highly concentrated distribution model to sell our products to end customers, complete order fulfillment, maintain sufficient inventory of our products and provide services to our end customers. In fiscal 2025, revenue attributable to sales to distributors accounted for 84% of our total revenue, and two distributors accounted for approximately 69% of total revenue. In the third quarter of fiscal 2026, following the AMI Acquisition, revenue attributable to sales to distributors accounted for 81% of our total revenue. Our AMI segment sells primarily through direct customer relationships, which differ from our historical distribution-based model. Notwithstanding the addition of AMI’s direct-sales model, a substantial portion of our consolidated revenue continues to depend on a limited number of distributors and significant direct customers. As a result, our business is particularly dependent on the continued performance, financial condition, operational capabilities, and strategic priorities of a limited number of distributors. We have significant outstanding receivables with our top distributors, and expect our distribution model to generate a significant portion of our revenue in the future. Any adverse change to our relationships or agreements with our distributors, a failure by one or more of our distributors to perform its obligations to us, a reduction in a distributor’s business volume with us, any reduction in pricing on products sold to any key customer or distributor, or consolidation in the distribution industry, could have a material impact on our business, including a reduction in our access to certain end customers, our ability to sell our products, or our financial results.

Our anticipated growth may depend disproportionately on a relatively limited number of customers, platforms, programs or ecosystem participants, even where those parties do not currently account for a similarly significant percentage of our reported revenue. Changes in the timing, scope, requirements or commercial success of these programs, or decisions by customers or ecosystem partners to change their product roadmaps, production schedules or suppliers, could cause our future results to differ materially from our expectations.

If our relationships with any material customers were to diminish, if these customers were to develop their own solutions or adopt alternative solutions or competitors’ solutions, if any one or more of our material customers were to experience significantly adverse financial conditions, including as a result of inflation, economic slowdown or recession, or labor market disruptions, or if as a result of trade disputes or sanctions these customers were restricted from purchasing our products, our results could be adversely affected.

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

Our forecasts and expectations regarding future growth depend in part on bookings, backlog, design wins, customer forecasts, anticipated production ramps and other indications of future demand. These indicators are not necessarily predictive of future revenue and may be revised, delayed or canceled. A design win does not necessarily result in a customer order or significant revenue, and orders and backlog may not result in revenue in the amounts or periods anticipated. Customer forecasts similarly may change materially as customers adjust their inventories, product plans, capital spending or production schedules. Accordingly, actual demand, product ramps and revenue may differ materially from our expectations even when bookings, backlog, design-win activity or customer forecasts appear strong.

We have limited visibility into the demand for our products, particularly new products, because demand for our products depends upon our products being designed into our end customers’ products and those products achieving market acceptance. During our sales cycle, our customers typically test and evaluate our products prior to deciding to include our products into the design of their own products, and then require additional time to begin volume production of their products. This lengthy sales cycle may cause us to incur significant expenses, which could be exacerbated by rising inflation, significant production delays, or additional inventory costs before we receive a customer order that may be delayed or never get placed. A key strategic customer may demand certain design or production resources to meet their requirements or work on a specific solution, which could cause delays in our normal development schedule and result in significant investment of our resources or missed opportunities with other potential customers. We may incur these expenses without generating revenue from our products to offset the expenses.

While our sales cycles are typically long, our average product life cycles can be short as a result of the rapidly changing technology environment in which we operate. From time to time, our inventory levels may be higher than historical norms due to inventory build decisions aimed at meeting expected demand, ramping for new products, reducing direct material cost, or enabling responsiveness to expected demand. In the event the expected demand does not materialize, or if our short product life cycle does not generate sufficient revenue, we may be subject to incremental excess and obsolescence costs.

In addition, the timing of revenue from AMI’s firmware licensing and related service arrangements depends on contract terms, customer platform launches and customer reporting, which may not align with our expectations. These factors make it difficult for us to accurately forecast future sales and project quarterly revenues. The difficulty in forecasting future sales weakens our ability to meet customer product demands in a timely manner. While we may issue guidance, difficulty in forecasting financial performance, relative customer and product mix, and the unpredictability of unknown variables and their impact on our financial performance may impair the accuracy of our forward-looking financial measures.

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

General Risk Factors

We are subject to the effects of inflationary pressures, interest rate fluctuations, and recessionary or economic slowdown risks.

Global economic conditions have recently experienced historically high levels of inflation, and there is ongoing concern about the potential for recession and/or economic slowdown. While inflation has moderated in certain regions and categories, cost pressures remain uneven and persistent, particularly for labor, energy, transportation, and certain materials and services. Recent inflation caused by global supply chain disruptions, strong economic recovery and associated widespread demand for goods, and government stimulus packages, among other factors, continues to impact our business. For instance, global supply chain disruptions have resulted in shortages in materials and services. Such shortages have resulted in inflationary cost increases for labor, materials, and services across the economy, and could continue to cause costs to increase as well as scarcity of certain products. In addition, the cumulative effects of prior inflation and related monetary policy responses, including higher interest rates and tighter credit conditions, continue to affect global economic conditions and customer spending behavior. To the extent inflation, or government responses to inflation, results in rising interest rates and has other adverse effects on the market, including the possibility of recession, it may adversely affect our consolidated financial condition and results of operations. Because borrowings under the 2026 Credit Agreement bear interest at variable rates, increases in interest rates will also increase our interest expense.

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

The trading price of our common stock has been and may continue to be subject to volatility, and sales of substantial amounts of our common stock, including shares issued in the AMI Acquisition, could cause our stock price to decline.

Our common stock has experienced particularly substantial price volatility in the past, including price movements that have been more pronounced than those of the broader market, and may continue to do so in the future. Additionally, the technology industry and the stock market as a whole have experienced extreme volatility that often has been unrelated to the performance of particular companies. The trading price of our common stock has and may continue to fluctuate widely and rapidly due to various factors, including, but not limited to, actual or anticipated fluctuations in our financial condition and operating results; differences between our actual or anticipated results and our financial guidance, long-term expectations or the expectations of analysts or investors; changes in financial estimates by us or financial or other market estimates and ratings by securities and other analysts; our ability to develop new products, enter new market segments, gain market share, manage cybersecurity and litigation risk, diversify our customer base, and successfully secure manufacturing capacity; news regarding our products or products of our competitors; any mergers, acquisitions or divestitures of assets undertaken by us, including our ability to integrate AMI; our indebtedness; inflationary conditions, interest rate changes, and recessionary concerns; regulatory changes to international trade policies, economic sanctions, or export controls, such as new licensing requirements for exporting certain chip-related technology to China; terrorist acts or acts of war, including the ongoing conflict between Ukraine and Russia; epidemics and pandemics; trading activity in our common stock, including stock repurchases, actions by institutional or other large stockholders, or our inclusion in market indices; or general economic, industry, and market conditions worldwide. In addition, investor expectations and sentiment regarding emerging technology trends, including AI, anticipated changes in industry cycles, or potential strategic transactions, whether or not ultimately realized, may contribute to heightened volatility in our stock price.

As part of the consideration for the AMI Acquisition, we issued shares of our common stock to THL AMI Aggregator, LP (“THL”) and other former AMI stockholders. These shares are subject to transfer restrictions that lapse as to 25% of the shares at the end of each successive 90-day period following the closing, with the restrictions lapsing in full on July 27, 2027. Under a registration rights agreement, THL and its affiliates are entitled to customary registration rights, including two underwritten block trades. Sales of a substantial number of shares of our common stock in the public market by THL or other holders, or the perception that such sales may occur, could depress the market price of our common stock and impair our ability to raise capital through the sale of equity securities.

The volatility of our stock may cause the value of a stockholder’s investment to change rapidly. Investors in our common stock may not realize any return on their investment in us and may lose some or all of their investment. Additionally, if our stock price declines, it may be more difficult for us to raise capital and may have other adverse effects on our business. Stock price fluctuations could impact the value of our equity compensation and the carrying value of our goodwill, which could affect our ability to recruit and retain employees. Volatility in the trading price of our common stock could also result in the filing of securities class action litigation matters, which could result in substantial costs and the diversion of management time and resources. For these reasons, investors should not rely on recent or historical trends to predict future trading prices of our common stock, financial condition, results of operations, or cash flows.

Litigation and unfavorable results of legal proceedings could adversely affect our financial condition and operating results.

From time to time, we are subject to various legal proceedings and claims that arise out of the ordinary conduct of our business. Certain claims may not yet be resolved, including but not limited to any that are discussed under Note 14—Contingencies to our Consolidated Financial Statements in Part I, Item 1 of this report, and additional claims may arise in the future. Results of legal proceedings cannot be predicted with certainty. Regardless of merit or outcome, claims or litigation may be both time-consuming and disruptive to our operations and cause significant expense and diversion of management attention and we may enter into material settlements to avoid these risks. Should we fail to prevail in certain matters or enter into a material settlement, we may be faced with significant monetary damages or injunctive relief against us that could materially and adversely affect our financial condition and operating results and certain portions of our business, and any insurance coverage we maintain may be insufficient to cover all costs, damages, or liabilities associated with such matters.

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

The ultimate impact of a pandemic on our operations and financial performance depends on many factors that are not within our control, including, but not limited, to: governmental, business, and individuals’ responses; general economic uncertainty in key global markets; volatility in financial markets, labor markets, and supply chains; global economic conditions and levels of economic growth; and the pace of recovery when the pandemic subsides. Pandemics may negatively impact the overall economy and, as a result of the foregoing, could negatively impact our operating results and may do so in a material way. In particular, pandemics or other widespread public health problems may increase or change the severity of our other risks reported in this Quarterly Report on Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On December 5, 2025, we announced that our Board of Directors had approved a stock repurchase program pursuant to which up to $250 million of outstanding common stock could be repurchased from time to time (the “2026 Repurchase Program”). The 2026 Repurchase Program has no termination date and may be suspended or discontinued at any time.

No shares were repurchased during the third quarter of fiscal 2026. As of October 3, 2026, the remaining portion of the amount authorized for the 2026 Repurchase Program is $235.0 million.

ITEM 5. OTHER INFORMATION
Rule
10b5-1
Trading Plans
No officers, as defined in Rule
16a-1(f),
or directors adopted or terminated a “Rule
10b5-1
trading arrangement” or a
“non-Rule 10b5-1
trading arrangement,” as defined in Regulation
S-K
Item 408, during the last fiscal quarter.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1*	Form of Employment Agreement.

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - formatted in Inline XBRL and included in Exhibit 101

*	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LATTICE SEMICONDUCTOR CORPORATION
(Registrant)

/s/ Lorenzo A. Flores
Lorenzo A. Flores
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 3, 2026